Form 10-K405/A
period 1994-12-31
NAI TECHNOLOGIES INC
filed 1995-04-14
CIK 72575

                           SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K/A1

                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                             For the Fiscal Year Ended
                                 December 31, 1994

                           Commission File Number  0-3704

                               NAI TECHNOLOGIES, INC.

A New York Corporation                         IRS Employer I.D. No. 11-1798773

                 1000 Woodbury Road, Woodbury, New York 11797-2530

                           Telephone No.  (516) 364-4433

            Securities Registered Pursuant to Section 12(g) of the Act:

           Common Stock, Par Value $0.10 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  YES     X      NO   __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 19, 1995, 7,195,567 common shares were outstanding and the aggregate market value of the common shares (based on the average bid and asked price of these shares on the NASDAQ Stock Market as of March 29,
1995) of NAI Technologies, Inc. held by non-affiliates was approximately $15 million.

Documents  Incorporated  by  Reference:   Proxy  Statement  for  1995   Annual
Meeting of Shareholders to be held on April 26, 1995 is incorporated by reference in Part III of this Annual Report on Form 10-K.

                                  EXPLANATORY NOTE

                  This Form 10-K/A1 is being filed by NAI Technologies, Inc., a New York corporation (the "Company"), as an amendment to its Form 10-K for the fiscal year ended December 31, 1994 (the "Form 10-K") to include Items 6 (Selected Financial Data), 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), 8 (Financial Statements and Supplementary Data) and 14(a) and Exhibits 10 (Amended and Restated Credit Agreement and Registration Rights Agreement), 23 (Consent of KPMG Peat Marwick) and 27 (Financial Data Schedule) which were not included in such Form 10-K pending the finalization by the Company of negotiations with its lending banks for the restructuring of its credit facilities as set forth
in  the  Company's  Form  12b-25  filed  with  the  Securities  and   Exchange
Commission electronically on April 3, 1995.

Item 6.
Selected Financial Data
- ----------------------
                                    (in thousands except per share data)
                                1994       1993      1992      1991      1990
                                ----       ----      ----      ----      ----
Net Sales                     $ 54,520   $81,024   $67,315   $59,412   $42,057

Operating earnings (loss) (1) $(14,589)  $ 8,960   $ 8,407   $ 6,308   $ 4,471

Net earnings (loss) (1)       $(11,591)  $ 5,455   $ 5,051   $ 3,900   $ 3,089

Per share data:
 Net earnings (loss) (3)      $(  1.69)  $  0.80   $  0.80   $  0.63   $  0.51

 Cash dividends (2)           $    -     $   -     $   -     $   -     $    -

Total assets at year end      $ 53,720   $60,715   $43,704   $33,817   $32,964


Long-term debt                $ 13,990   $10,797   $ 7,158   $ 5,017   $ 1,817

Working capital               $ 16,665   $19,105   $17,094   $14,134   $ 7,364

Shareholders' equity          $ 20,296   $30,593   $23,911   $18,897   $14,946

Average market price per
 common share at year end (3) $ 2 11/16  $ 6 1/4   $8 3/16   $4 9/16   $2 15/16

Average common shares (3)        6,580     6,843     6,309     6,222     6,020
==============================================================================

(1) Includes $7,321 in restructuring costs in 1994.

(2) There have been no cash dividends in the above five fiscal years.

(3) Prior year share data has been restated to reflect 4% stock dividends declared in February 1992, 1993 and 1994 and a three-for-two stock split paid in August 1993.

Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
- -----------------------------------------------------------------------

                            Results of Operations
                            --------------------
1994 Compared with 1993
- -----------------------

On April 8, 1994 the Company announced the restructuring of its Military Systems Group. The major component of the restructuring plan was the consolidation of operations into one location (Codar Technology, Inc.) located in Longmont, Colorado. The goal of the restructuring was and continues to be to reduce costs and increase operating efficiencies. In conjunction with this decision, the Company announced that it was closing its Hauppauge-based Military Products division by September 30, 1994, and that most of the work force reductions would be completed in early July. The work force reductions and the closing of the facility were completed on schedule, but at year-end the combined operation was performing at lower than anticipated revenue levels.

The Hauppauge facility consisted of two buildings totalling approximately 86,000 square feet. On October 5, 1994 the smaller facility totalling 20,000 square feet was sold for approximately net book value. The larger facility totalling 66,000 square feet is currently under contract to be sold. Most of the Company's components business, particularly the USH and the NST products, were manufactured at this location. The decision to close the Hauppauge facility was brought about by the  Navy's  decision  to  significantly  reduce future purchases of NST and USH units. Without a guarantee of future business, the Company decided it was not cost efficient to maintain multiple manufacturing sites and work forces. Therefore, the Company approached the Navy in April to give it the opportunity to make one final purchase prior to the shut-down of the production capability. The Company subsequently received a small order for additional USH and NST-I units.

At the beginning of 1994 the Military Products division employed approximately 190 people. The implementation of the restructuring plan began in April 1994. It is anticipated that Codar will add approximately 70 jobs after the business transition is completed, thus creating a net reduction of approximately 120 employees. Through December 31, 1994 Codar had added 54 employees.

During the first quarter of 1994 the Company recorded a $7.3 million restructuring charge of which $3.1 million related to a non-cash write-off of inventory and anticipated losses on the disposal of assets. The remaining $4.2 million primarily consists of employee severance costs, lease termination costs, and idle facility costs. $3.3 million out of the $4.2 million was disbursed during 1994. The Company anticipates that it will receive approximately $2.3 million over the next two years from the sale of the Hauppauge real estate. The proceeds will be used to reduce the Company's term debt.

The following table lists the major elements of the restructuring charge which has been budgeted and the amount remaining as of December 31, 1994:

                                                       Budget
                 Description                           Amount     Balance
                 -----------                          -------     -------
Employee severance expense                        $2,731,000    $  448,000
Idle facility costs subsequent to plant closing      590,000       248,000
Lease termination costs                              370,000       205,000
Contractual obligations                              110,000          -
Other                                                400,000          -
                                                  ----------    ----------
Total charges requiring cash outlays               4,201,000       901,000

Loss on disposition of assets                      2,000,000        80,000
Inventory writedown                                1,120,000         -
                                                  ----------    ----------
Total non-cash charges                             3,120,000        80,000
                                                  ----------    ----------
Total restructuring expense                       $7,321,000    $  981,000
                                                  ==========    ==========

The transition of the Military Systems Group to Colorado placed strains on the existing management information systems at Codar. During the second half of 1994 the Codar subsidiary reported sales at a level substantially below earlier expectations. The sales shortfall was principally attributable to parts shortages and increased product complexity, the adverse impact of which will continue for at least the first half of 1995.

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales in 1994 were $54.5 million, a 33% decrease
when compared with $81.0 million for the same period in  1993.   The  decrease
occurred in both segments, with the largest decrease in the components business which was attributable to the decline in NST business.

The following chart provides the sales breakdown by product line:

In thousands of dollars                 1994          1993        % Change
- ---------------------------------------------------------------------------
Electronic Systems Segment
      Systems                         $16,587       $15,870           5%
      Component                        19,006        50,662         (62%)
      Service                          10,737         4,670         130%
                                      -----------------------------------
  Total Electronic Systems Segment     46,330        71,202         (35%)

Telecommunications Segment
      Line treatment                    5,391         5,895          (9%)
      Test equipment                    2,799         3,927         (29%)
                                      -----------------------------------
  Total Telecommunications Segment      8,190         9,822         (17%)
                                      -----------------------------------
  TOTAL                               $54,520       $81,024         (33%)
==========================================================================

Sales in the Electronic Systems segment (net of intercompany eliminations) decreased 35% to $46.3 million from $71.2 million in 1993. The sales decrease was primarily attributable to lower component revenue, partially offset by higher service revenue. The decrease in component revenue was principally due to the substantial completion in 1993 of the NST contract and a decrease in TEMPEST printer product shipments. The increase in systems and service revenue is primarily attributable to the inclusion of revenue from the Codar Division which was acquired in October 1993.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects a substantial portion of 1995 sales to be directly to the military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment other than the previously discussed NST program. The Company's products are utilized on many different U.S. Government programs which
reduces the adverse impact of cancelling a single specific program.   However,
changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 17% to $8.2 million as compared to $9.8 million for the same period in 1993. The decrease in sales was attributable to lower test equipment and line treatment revenues which were adversely affected by lower orders due to cost cutting initiatives from the regional Bell operating companies and foreign telecommunications companies. The Company believes this decline is temporary and that order activity will increase in 1995 as several new products nearing their completion of the development and test phases become available. The Company has received favorable reviews on several new line treatment products and in February 1995 it received its first order in the amount of $2.0 million for a new line treatment product.

The gross margin percentage for 1994 was 18.8% as compared with 33.9% in 1993. The gross margin percentage was adversely affected by an unfavorable mix of high and low margin product deliveries, reduced shipping volume, continuing inefficiencies as the Company transitions its military products manufacturing operations from Hauppauge, New York to Longmont, Colorado and a $2.2 million first quarter charge associated with cost overruns on two new printer products. Lower margins are expected to continue at least during the first half of 1995 as the Company continues its consolidation and repositioning efforts.

Selling expense for 1994 was $7.5 million as compared with $7.4 million in 1993. This slight increase is attributable to the inclusion of the selling expenses associated with Codar Technology which was acquired in October 1993 partially offset by savings associated with the previously mentioned restructuring and lower selling expenses due to lower sales volume.

General and administrative expenses for 1994 were $6.3 million as compared with $5.8 million in 1993. This increase is primarily attributable to increased one-time charges associated with the Company's previously mentioned restructuring and the cost of running the Hauppauge facility for the first ten months of 1994 substantially below capacity. In 1995 the general administrative expenses should be lower, as the full annual impact of the consolidation cost savings will be realized.

Company-sponsored research and development expenditures in 1994 were $3.2 million as compared with $5.0 million in 1993. This decrease is attributable to savings associated with the previously mentioned restructuring and the change in mix between Company-sponsored research and development and customer-funded research and development. A key component to the Electronic Systems' segment strategy is to focus on system integration business. Although systems integration work by its nature will require significant engineering content, such costs must be classified as contract costs and charged to cost of sales as opposed to Company-sponsored research and development (IR&D). It is anticipated that discretionary R&D expenditures will be curtailed in 1995 as the Company attempts to conserve cash.

The Company had an operating loss of $14.6 million in 1994 as compared with operating earnings of $9.0 million in 1993. The operating loss is primarily attributable to lower sales volume and margins, the previously mentioned restructuring and continuing inefficiencies as the Company transitions its military products manufacturing operations from Hauppauge, New York to Longmont, Colorado.

Interest expense, net of interest income, increased by $0.7 million to $1.4 million in 1994. This increase is attributable to increased long-term debt, short-term bank borrowings and an increase in the prime rate. In October 1993 the Company increased its long-term debt by $7.5 million in conjunction with the acquisition of Codar Technology.

The effective income tax recovery rate is below the combined statutory federal and state rates for 1994. The Company was unable to recognize a tax benefit to its losses greater than the amount it could carry back due to uncertainties as to whether or not a future benefit will be realized. Any earnings realized in 1995 will not be taxed at the statutory rate.

The Company had a net loss of $11.6 million in 1994 as compared with net earnings of $5.5 million in 1993. Earnings (loss) per share were ($1.69) as compared with $0.80 in 1993, based on a weighted average of 6.9 million and 6.8 million shares outstanding, respectively. The 1993 earnings per share and shares outstanding figures have been adjusted to reflect the distribution of a 4% stock dividend on March 14, 1994 to shareholders of record on February 25, 1994.

1993 Compared with 1992
- -----------------------

Sales for 1993 were $81.0 million, a 20% increase when compared with sales of $67.3 million in 1992. The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices.

Sales in the Electronic Systems segment (net of intercompany eliminations) increased 15% to $71.2 million from $61.8 million in 1992. The increase in sales was primarily attributable to the inclusion of revenue from the Company's recent acquisitions, Lynwood Scientific Developments, Ltd. and Codar Technology, Inc. Sales from these two new companies along with a modest increase in systems integration sales more than offset the impact of the sale of the Electronics Instrument product line in September 1992 and lower component sales. The decrease in component revenue was principally due to a decline in shipments of the Company's two traditional products, the USH and the NST. Both products have been a significant portion of the Company's sales over the past four years but the contracts for both are near completion. In 1993, NST and USH sales accounted for 37% of total revenue compared to 58% in 1992.

Although the Company's acquisitions have allowed it to reduce its dependency on the United States defense budget, the Company still expects approximately 50% of 1994 sales to be directly to the military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment other than the previously discussed USH and NST programs. The Company's products are utilized
on many different U.S. Government programs.   However,  changed  U.S.  defense
spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment were $9.8 million in 1993 vs. $5.5 million in 1992. This increase is due to the inclusion of a full twelve months of operations of Wilcom in 1993 as compared with five months in 1992. Sales in the Telecommunications segment were adversely affected by lower orders in the fourth quarter of 1993, due to cost cutting measures announced by several of the regional Bell operating companies.

The gross margin percentage in 1993 increased to 33.9% from 32.4% in 1992. The increase in gross margin was primarily attributable to a favorable mix of high and low margin product deliveries as well as continued improvements in operating efficiencies. The Company continually strives to reduce its costs and increase its operating efficiencies. It is probable that the Company will not be able to sustain this gross margin percentage in 1994 due to the completion of the NST and USH contracts which historically had a higher gross margin percentage than the other products the Company manufactures.

Selling expenses for 1993 were $7.4 million as compared with $5.8 million for 1992. This increase is attributable to the recent acquisitions and the opening of an international sales office in late 1992, partially offset by the selling expenses eliminated as a result of the sale of the Electronics Instrument product line in September 1992.

General and administrative expenses for 1993 were $5.8 million as compared with $3.8 million in 1992. This increase is primarily attributable to the recent acquisitions and increased personnel and related costs associated with the strengthening of the internal management organization.

Company sponsored research and development expenditures  for  1993  were  $5.0
million as compared with $3.7 million in 1992.   This  increase  is  primarily
attributable to the recent acquisitions and reflects the Company's intention to continue to expand its business base internally as well as through acquisitions.

Operating earnings for 1993 increased 7% to $9.0 million as compared with $8.4 million in 1992. The increase in operating earnings was a result of increased sales volume and improved margins offset by increases in selling, general and administrative expense, research and development expense and amortization of excess of cost over fair value of net assets acquired.

Interest expense, net of interest income, increased by $0.3 million to $0.7 million in 1993. The increase in net interest expense is attributable to increased debt and reduced short term investments due to the recent acquisitions.

The effective income tax rate for 1993 was slightly lower than the statutory rate due to a favorable income tax settlement. The 1992 effective rate approximated the combined statutory federal and state rates.

Net earnings for the year 1993 were $5.5 million, an 8% increase compared with $5.1 million in 1992. Included in net earnings was approximately $0.4 million and $0.1 million for amortization of the excess of cost over the fair value of net assets acquired for 1993 and 1992, respectively. Earnings per share in 1993 were $0.80, the same as in 1992, based on a weighted average of 6.8 million and
6.3 million shares outstanding, respectively. The 1992 and 1993 earnings per share and shares outstanding figures have been adjusted to reflect the distribution of a 4% stock dividend on March 26, 1993 to shareholders of record on February 26, 1993, three for two stock split effected on September 17, 1993 for shareholders of record on August 16, 1993 and a 4% stock dividend on March 24, 1994 to shareholders of record on February 25, 1994.

Liquidity and Capital Resources
- -------------------------------

The Company reported a net loss of $11.6 million in 1994, and incurred a negative cash flow of $0.03 million from operations. Company operations have historically provided a positive cash flow. However, the Company is currently experiencing financial difficulties. At December 31, 1994, the Company was in violation of certain covenants of its term loan agreements. Such violations were subsequently waived by the applicable lending institutions.

At December 1, 1994 the Company's long-term secured debt totaled $16.3 million of which current installments were $2.2 million. This compares to $14.9 million at December 31, 1993 of which current installments were $4.2 million. The Company's long-term borrowings, secured by plant and equipment, bear interest at rates ranging from 70% of prime (8.5% at December 31, 1994) to 12.43%. With the acquisition of Lynwood, the Company assumed a 5 year business term loan in the amount of $0.3 million, with interest at 2% above the U.K. base rate (6.25% at December 31, 1994).

On April 7, 1995 the Company entered into a revolving credit agreement with its two existing primary lending institutions. Under the terms of the new agreement, the existing term debt and lines of credit were converted into a revolving credit arrangement in exchange for a cash payment of $100,000 and the issuance of 250,000 shares of the Company's common stock. The new agreement requires quarterly payments, commencing in September 1995, of $875,000. The agreement, unless extended, expires on January 15, 1996 at which time the remaining principal balance of $13,425,000 is due. The agreement allows for an extended maturity date to April 15, 1996 under certain conditions.

The repayment of the amount due will be dependent upon the Company's ability to either obtain alternate financing or to restructure the remaining balance due. The Company is considering several alternatives to achieve this, including the sale of common or preferred stock, issuance of convertible debt, a business combination, the sale of all or a portion of the Company and establishment of a borrowing relationship with other lending institutions. The Company has engaged Needham & Company, Inc. as its investment advisor to assist in this process. The ability of the Company to accomplish this at favorable terms will be somewhat dependent upon the Company's operating results in 1995. The restructuring actions taken in 1994 have significantly reduced the expense structure of the Company. However, it is not certain that the Company will be able to achieve the revenue level necessary to return to profitability.

At the present time, the Company is a net user of cash. The Company is taking action to minimize its cash outlays by deferring or eliminating discretionary expenses and capital asset purchases. In addition, the Company is working with several consultants who are assisting in the correction of shipment problems that currently exist at the Military Systems Group. The Company must increase its shipment rate to an acceptable level within the near future, or obtain additional financing, in order to meet its cash flow requirements during 1995.

Cash and cash equivalents totaled $1.7 million at December 31, 1994 and 1993. Cash used in operating activities amounted to $0.03 million as compared to $1.1 million in 1994 and 1993, respectively. In January 1995, the Company received an initial tax refund of $4.0 million.

Cash of $0.07 million was used in investing activities during 1994. The major components were comprised of $0.09 million for the purchase of property, plant and equipment and $1.1 million in proceeds from the sale of assets. Management expects total 1995 capital expenditures to be slightly higher than the 1994 expenditures. However, as previously indicated, the Company expects to receive approximately $2.3 million from the sale of real estate over the next two years, which will be applied against existing debt under the revolving credit agreement.

During 1994, the Company made debt payments of $4.8 million and payments of notes payable of $5.3 million and received proceeds from issuances of notes payable of $8.6 million.

Inflation
- ---------

The Company's financial statements are prepared in accordance with traditional historical accounting systems, and therefore do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

           NAI TECHNOLOGIES, INC. AND SUBSIDIARIES

                INDEX TO FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULES


                                                                          Page
                                                                          ----
Independent Auditors' Report                                               F-2

Consolidated Balance Sheets at December 31, 1994 and                       F-3
  1993

Consolidated Statements of Operations - Years ended                        F-4
  December 31, 1994, 1993 and 1992

Consolidated Statements of Shareholders' Equity -                          F-5
  Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows - Years ended                        F-6
  December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements                                 F-7

Consolidated Financial Statement Schedules:

      II - Valuation and Qualifying Accounts                               F-30

Schedules not listed above have been omitted either because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      KPMG Peat Marwick LLP
      Certified Public Accountants
      One Jericho Plaza
      Jericho, NY 11753

                            Independent Auditors' Report
                            ----------------------------



      The Stockholders and
      Board of Directors
      NAI Technologies, Inc.:

We have audited the accompanying consolidated financial statements of NAI Technologies, Inc. (formerly North Atlantic Industries, Inc.) and subsidiaries as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAI Technologies, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the accompanying consolidated financial statements, the Company was not in compliance with its bank debt covenants at December 31, 1994. Accordingly, on April 12, 1995, the Company entered into a new secured revolving credit agreement with its lenders. The new secured revolving credit agreement expires in early 1996 at which time the Company will be required to repay all outstanding amounts due. The Company is considering several alternatives to meet this requirement, including the sale of common or preferred stock, issuance of convertible debt, a business combination, the sale of all or a portion of the Company or borrowing from other institutions.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                              KPMG PEAT MARWICK LLP
April 13, 1995
Jericho, New York

              NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets



                                                               December 31,
(in thousands)                                             1994          1993
- -------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                               $ 1,658      $ 1,717
   Accounts receivable, net                                 12,508       15,042
   Income taxes receivable                                   4,732          862
   Inventories, net                                         14,052       16,962
   Deferred tax asset                                          378          962
   Other current assets                                        871          945
- -------------------------------------------------------------------------------
            Total current assets                            34,199       36,490
- -------------------------------------------------------------------------------

Property, plant and equipment, net                           7,657       11,864
Excess of cost over fair value of net assets acquired, net  10,865       11,295
Other assets                                                   999        1,066
- -------------------------------------------------------------------------------
            Total assets                                   $53,720      $60,715
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                           $   127      $ 2,774
   Current installments of long-term debt                    2,179        4,149
   Accounts payable                                          7,484        4,684
   Accrued payroll and commissions                             535        1,056
   Other accrued expenses                                    6,435        4,703
   Income taxes payable                                        774           19
- -------------------------------------------------------------------------------
               Total current liabilities                    17,534       17,385
- -------------------------------------------------------------------------------

Notes payable                                                6,000          -
Long-term debt                                               7,990       10,797
Other accrued expenses                                       1,522        1,318
Deferred income taxes                                          378          622
- -------------------------------------------------------------------------------
               Total liabilities                            33,424       30,122
- -------------------------------------------------------------------------------
Commitments and contingent liabilities
- -------------------------------------------------------------------------------

Shareholders' Equity:
   Capital Stock:
      Preferred stock, no par value, 2,000,000
        shares authorized and unissued                          -            -
      Common stock, $.10 par value, 10,000,000
        shares authorized; shares issued: 7,174,592
        in 1994 and 6,770,654 (as adjusted) in 1993            717          651
   Capital in excess of par value                           14,718       12,084
   Foreign currency translation adjustment                     107          (54)
   Retained earnings                                         4,754       17,912
- -------------------------------------------------------------------------------
                Total shareholders' equity                  20,296       30,593
- -------------------------------------------------------------------------------
                Total liabilities and shareholders' equity $53,720      $60,715
===============================================================================

          The accompanying notes to consolidated financial statements are an integral part of these statements.

        NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
        Consolidated Statements of Operations



                                                   Years ended December 31,
(in thousands except per share amounts)         1994          1993         1992
- -------------------------------------------------------------------------------
Net sales                                    $54,520       $81,024      $67,315
- -------------------------------------------------------------------------------
Cost of sales                                 44,254        53,526       45,492
- -------------------------------------------------------------------------------
Gross margin                                  10,266        27,498       21,823
- -------------------------------------------------------------------------------
Selling expense                                7,490         7,351        5,820
General and administrative expense             6,313         5,794        3,834
Research and development                       3,214         5,020        3,661
Restructuring expense                          7,321             -            -
Other                                            517           373          101
- -------------------------------------------------------------------------------
Total expenses                                24,855        18,538       13,416
- -------------------------------------------------------------------------------
Operating earnings (loss)                    (14,589)        8,960        8,407
- -------------------------------------------------------------------------------
Non-operating income (expense)
   Interest income                                83           121          183
   Interest expense                           (1,477)         (786)        (619)
- -------------------------------------------------------------------------------
                                              (1,394)         (665)        (436)
- -------------------------------------------------------------------------------

Earnings (loss) before income taxes          (15,983)        8,295        7,971
(Recovery of) provision for income taxes      (4,392)        2,840        2,920
- -------------------------------------------------------------------------------
Net earnings (loss)                         ($11,591)       $5,455      $ 5,051
- -------------------------------------------------------------------------------
===============================================================================
Earnings (loss) per common share              ($1.69)        $0.80      $  0.80
===============================================================================

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
               Consolidated Statements of Shareholders' Equity
                 For the three years ended December 31, 1994


                                                          Capital                                                    Total
                                              Common     in excess   Deferred      Note    Translation  Retained  shareholders'
(in thousands)                                 stock      of par   compensation  receivable adjustment  earnings    equity
- -----------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1991                        $354      $7,724     ($27)        -         -         $10,846    $18,897
     Net earnings                                   -         -           -         -         -           5,051      5,051
     Common stock acquired and retired              (3)       (300)       -         -         -            -          (303)
     Forfeiture of non-qualified stock options      -          (37)      37         -         -            -            -
     4% common stock dividend                       14       1,158        -         -         -          (1,172)        -
     Amortization of deferred compensation
       for grants of stock options                  -          -        (10)        -         -            -           (10)
     Exercise of employee stock options,
       net of shares tendered                       19         283        -        (26)       -            -           276
                                              -------------------------------------------------------------------------------
  Balance December 31, 1992                        384       8,828        -        (26)       -          14,725     23,911
     Net earnings                                  -            -         -         -         -           5,455      5,455
     Common stock acquired and retired              (2)       (336)       -         -         -            -          (338)
     4% common stock dividend                       16       2,252        -         -         -          (2,268)        -
     Three for two common stock split              214        (214)       -         -         -            -            -
     Exercise of common stock warrants               8          (8)       -         -         -            -            -
     Foreign currency translation adjustment       -            -         -         -        (54)          -           (54)
     Common stock issued in connection
       with the acquisition of Lynwood              20       1,100        -         -         -            -         1,120
     Tax benefit from exercise of employee
       stock options                               -           220        -         -         -            -           220
     Exercise of employee stock options and
       stock purchase plan, net of shares tendered  11         254        -         14        -            -           279
                                              -------------------------------------------------------------------------------
  Balance December 31, 1993                        651      12,096        -        (12)      (54)        17,912     30,593
     Net earnings (loss)                           -           -          -         -         -         (11,591)   (11,591)
     4% common stock dividend                       26       1,541        -         -         -          (1,567)        -
     Foreign currency translation adjustment       -           -          -         -        161           -           161
     Sale of common stock                           36         964        -         -         -            -         1,000
     Tax benefit from exercise of employee
       stock options                                -           23        -         -         -            -            23
     Exercise of employee stock options and
       stock purchase plan                           4         106        -         -         -            -           110
                                              -------------------------------------------------------------------------------
  Balance December 31, 1994                       $717     $14,730       $-       ($12)     $107         $4,754    $20,296
                                              ===============================================================================

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows

                                                                                Years ended December 31,
(in thousands)                                                                1994        1993        1992
- -----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                     ($11,591)   $  5,455      $5,051
   Adjustments to reconcile net earnings (loss) to cash (used in) provided by operating activities:
   Depreciation and amortization                                              2,435       2,508       1,667
   Loss on disposal of property, plant, & equipment                           2,298           -           -
   Tax benefit from exercise of employee stock options                           23         220           -
   Changes in assets and liabilities, excluding effects from acquisitions and foreign currency adjustments:
       Accounts receivable                                                    2,534      (1,374)      1,883
       Inventories                                                            2,910      (2,125)      2,005
       Accounts payable and other accrued expenses                            4,215      (4,885)        331
       Income taxes payable                                                  (2,775)     (1,199)       (373)
       Other, net                                                               (82)        336         (61)
- -----------------------------------------------------------------------------------------------------------
Net cash flow (used in) provided by operating activities                        (33)     (1,064)     10,503
- -----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Payment for purchase of KMS Advanced Products                                  -           -      (1,709)
   Contingent payment on purchase of KMS Advanced Products                     (189)       (227)       (115)
   Payment for purchase of Lynwood, net of cash acquired                          -      (3,986)          -
   Payment for purchase of Codar, net of cash acquired                            -      (4,592)          -
   Payment for purchase of Wilcom                                                 -           -      (6,210)
   Purchase of property, plant and equipment                                   (935)     (1,484)     (1,928)
   Proceeds from sale of property, plant and equipment                        1,053          70          26
- -----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (71)    (10,219)     (9,936)
- -----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Issuances of notes payable                                                 8,636         250           -
   Payments of notes payable                                                 (5,283)          -           -
   Proceeds from long-term borrowings                                             -       7,500       5,000
   Payments of long-term debt                                                (4,777)     (2,748)     (2,228)
   Receipts on notes receivable                                                 223         433          44
   Proceeds from exercise of stock options and stock purchase plan              110         265         276
   Proceeds from sale of common stock                                         1,000           -           -
   Purchase and retirement of common stock                                        -        (338)       (303)
- -----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                             (91)      5,362       2,789
- -----------------------------------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash                               136         (35)          -
- -----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                            (59)     (5,956)      3,356
Cash and cash equivalents at beginning of year                                1,717       7,673       4,317
- -----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                    $ 1,658    $  1,717      $7,673
===========================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid for (refunded):
        Interest                                                            $ 1,462    $    771      $  622
        Income taxes                                                        $  (773)   $  3,859      $3,292

    Non-cash investing and financing activities:
        Note receivable from sale of inventory and machinery and equipment        -           -      $  686
        Common stock issued in Lynwood acquisition                                -    $  1,120           -
        Notes payable issued in Codar acquisition                                 -    $  2,524           -

===========================================================================================================

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1994, 1993 and 1992
1.    SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation: The financial statements and transactions of the Company's foreign subsidiary are maintained in its functional currency. For consolidation purposes, assets and liabilities of the Company's U.K. subsidiary have been translated at rates of exchange at the end of the period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during each period. Translation gains and losses are accumulated as a separate component of shareholders' equity. Gains and losses resulting from transactions denominated in a currency other than the entity's functional currency are included in other operating expense in the consolidated statements of operations. There were no significant gains or losses from foreign currency transactions in the years presented.

Financial Statement Reclassification: Certain reclassifications have been made to prior years' financial statements to conform them to the 1994 presentation.

Cash equivalents: The Company classifies investments that are readily convertible into cash, and have original maturities of three months or less, as cash equivalents.

Inventories: Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Work in process is stated at total cost incurred, reduced by estimated costs of units delivered, but not in excess of net realizable value.

Property, Plant and Equipment: Property, plant and equipment are recorded at historical cost. Depreciation and amortization have been computed using the straight-line method over the estimated useful lives of the assets: equipment and furniture and fixtures, generally -- 3 to 10 years, and buildings -- 33 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the lease term.

Excess of Cost over Fair Value of Net Assets Acquired: The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of twenty years. The Company reviews the significant assumptions which underlie the twenty year amortization period on a quarterly basis and will shorten the amortization period if considered necessary. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results. Accumulated amortization was approximately $1,100,000 and $480,000 at December 31, 1994 and 1993, respectively. The amortization expense associated with these amounts is included in other operating expense in the consolidated statements of earnings and amounted to $620,000, $359,000 and $91,000 in 1994, 1993 and 1992, respectively.

Revenue Recognition: Sales are recorded when title passes (either at shipment or customer acceptance). In some limited cases, a sale may be recorded upon the completion of a specific contractual task such as the issuance of a test report. Cost of goods sold is based upon average estimated cost per unit. Sales and profits on cost reimbursable contracts are recognized as costs are incurred. Sales and estimated profits under long-term contracts are recorded under the percentage of completion method
of accounting using the cost  to  cost  method.   Costs  include  direct
engineering and manufacturing costs, applicable overhead costs and special tooling and test equipment. All selling, general and administrative
expenses are charged to operations as  incurred.   Warranty  expense  is
accrued based upon the historical relationship between sales and warranty claims. Estimated losses are provided for in full when identified.

Income Taxes: Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
Taxes".   This statement requires the use of  the  asset  and  liability
approach for financial accounting and reporting of income taxes.   Under
this method, deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The Company previously accounted for income taxes in conformity with SFAS No. 96. The adoption of this statement did not have a material effect on the Company's 1993 financial statements and prior years' financial statements were not restated.

Stock Dividends: On March 14, 1994 the Company issued 261,139 shares of common stock in connection with a 4% stock dividend to shareholders of record on February 25, 1994. On March 26, 1993 the Company issued 252,784 shares (as adjusted for stock dividend and stock split) of common stock in connection with a 4% stock dividend to shareholders of record on February 26, 1993. On March 27, 1992 the Company issued 234,067 shares (as adjusted for stock dividends and stock split) of common stock in connection with a 4% stock dividend to shareholders of record on February 28, 1992. All references to earnings per share, stock option plan data and common shares have been adjusted to give effect to the stock dividends. The stock dividends were accounted for by transferring approximately $1,567,000, $2,268,000 and $1,172,000, respectively, from retained earnings to common stock and capital in excess of par value.

Stock Split: On September 17, 1993 the Company issued 2,219,621 shares (as adjusted for stock dividend) of common stock in connection with a three for two stock split payable in the form of a 50% stock dividend to shareholders of record on August 16, 1993. The stock split was accounted for by transferring approximately $214,000 from additional paid in capital to common stock. All references to earnings per share, stock option plan data and common shares have been adjusted to give effect to the stock split.

Earnings (loss) Per Share: Earnings (loss) per share is computed based upon the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of dilutive common stock options, common stock subscribed to under the Employee Stock
Purchase Plan and common stock warrants, net of assumed  buy-back.   The
computation of fully diluted earnings (loss) per share does not materially differ from that presented in the consolidated statements of operations. Earnings (loss) per share amounts are based on 6,850,000, 6,843,000 and 6,309,000 average shares outstanding (including common stock equivalents) for 1994, 1993 and 1992, respectively.

2.    ACQUISITIONS

On October 14, 1993, the Company acquired Codar Technology, Inc. via a merger of a wholly-owned subsidiary with and into Codar for approximately
$6.5 million consisting of cash and  notes  payable.   Additional  costs
incurred pursuant to the transaction resulted in a final total acquisition cost of approximately $7.6 million. The Company increased its term loan
borrowings by $7.5 million in conjunction  with  the  acquisition.   The
excess of the total acquisition cost over the fair value of net assets acquired, amounting to approximately $5.4 million, is being amortized on a straight-line basis over 20 years.

On January 13, 1993, the Company acquired all of the outstanding common stock of Lynwood Scientific Developments Limited (Lynwood), a U.K. company, for approximately $4 million in cash, 330,497 shares (adjusted for stock dividends and stock split) of common stock and warrants to purchase 39,000 shares of common stock at a price of $8.89 per share. The common stock was valued at approximately $1.1 million based on an appraisal by an investment company. The cash portion of the purchase price was paid from existing cash balances. The excess of the total acquisition cost over the fair value of net assets acquired, amounting to approximately $3.7 million, is being amortized on a straight-line basis over 20 years.

On August 7, 1992, the Company acquired certain assets and assumed certain liabilities and obligations of the Wilcom Division of Superior TeleTec Transmission Products, Inc. for approximately $6.0 million in cash and
assumed liabilities of approximately  $1.0  million.   Additional  costs
incurred pursuant to the transaction resulted in a total acquisition cost
of approximately $8.0 million.   The  acquisition  cost  was  funded  by
existing cash balances and $5.0 million of additional borrowings under the
Company's long-term credit agreement with its two principal banks.   The
excess of cost over fair value of net assets acquired, amounting to approximately $1.3 million, is being amortized on a straight-line basis over 20 years.

On May 6, 1992, the Company acquired certain assets of KMS Advanced Products, Inc., a wholly owned subsidiary of KMS Industries, Inc., for
approximately  $1.7  million  in  cash  and   assumed   liabilities   of
approximately $0.4 million. Additional costs pursuant to the transaction resulted in a total acquisition cost of approximately $2.5 million. The Company may also be required to pay an additional $1 million based on the cumulative net sales of the purchased business through May 1995. Through December 1994 the Company has paid approximately $0.5 million, based on sales through September 1994. The purchase price was paid from the Company's cash balances. The excess of cost over fair value of net assets acquired, amounting to approximately $0.8 million, is being amortized on a straight-line basis over 20 years.

Each of the acquisitions was accounted for as a purchase and the operating results of each are included in the consolidated statements of operations from the date of acquisition.

The following unaudited pro-forma consolidated results of operations assume that these four acquisitions occurred on January 1, 1992 and reflect the historical operations of the purchased businesses adjusted for increased interest expense as a result of borrowings, reduced interest income as a result of cash utilization and increased depreciation and
amortization  net  of  applicable  income  taxes  resulting   from   the
acquisitions.

(in thousands, except per share data)        1993            1992
- --------------------------------------------------------------------
Net sales                                  $92,870         $110,661

Net earnings                               $ 3,894         $  4,922

Earnings per share                         $  0.57         $   0.74
====================================================================

The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchases been made at the beginning of the period, or of results which may occur in the future.

3.    NATURE OF ORGANIZATION

NAI Technologies is a diversified international electronics company with strengths in both advanced computer system design and telecommunications. It is a leading provider of rugged computers, peripherals and integrated
systems  for  military,  government  and  commercial  applications.   In
addition, NAI Technologies holds a strong market position in transmission enhancement products and rugged, hand-held test equipment for analog, digital and fiber-optic communications and data-interchange networks. The Company's diverse customer base includes commercial markets requiring rugged, mobile computer and communications systems, U.S. and foreign armed services, intelligence agencies, the regional Bell operating companies and major worldwide independent telephone companies. Net sales to the U.S. Government for the years ended December 31, 1994, 1993 and 1992 were
$21,819,000,  $41,559,000  and  $44,615,000,  respectively.   With   the
exception of the U.S. Government, no single customer accounted for more than 10% of annual sales in any of the years presented.

4.    ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of the following:

(in thousands)                                       1994         1993
- -----------------------------------------------------------------------
Amounts receivable from United States Government
   Amounts billed                                   $ 4,008     $ 4,700
   Unbilled contract receivables                      1,629         971
- -----------------------------------------------------------------------
                                                      5,637       5,671
Amounts receivable from others
   Amounts billed                                     6,728       8,959
   Unbilled contract receivables                        276         584
- -----------------------------------------------------------------------
                                                      7,004       9,543
- -----------------------------------------------------------------------
                                                     12,641      15,214

Allowance for doubtful accounts                        (133)       (172)
- -----------------------------------------------------------------------
                                                    $12,508     $15,042
=======================================================================

Unbilled contract receivables represent revenue earned but not yet billed to customers at year end. The Company expects that substantially all such amounts will be billed and collected within one year. The Company has one contract which, under its terms, will result in a maximum unbilled receivable of approximately $1,400,000 in late 1996 or early 1997. This amount is expected to be fully collected in 1997 as the Company begins to make deliveries under this contract.

5.    INVENTORIES

Inventories at December 31, summarized by major classification, were as follows:

(in thousands)                             1994            1993
- ----------------------------------------------------------------------
Raw materials and components             $ 9,698        $ 9,206

Work-in-process                            3,849          5,691

Finished goods                               662          2,065

Unliquidated Progress Payments              (157)           -
- ----------------------------------------------------------------------
                                         $14,052        $16,962
======================================================================

6.    OTHER CURRENT ASSETS

Other current assets at December 31 consisted of the following:

(in thousands)                             1994            1993
- ----------------------------------------------------------------------
Prepaid insurance                         $ 482          $  351

Notes receivable                             -              178

Other prepaid expenses                      389             416
- ----------------------------------------------------------------------
                                          $ 871          $  945
======================================================================

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following:

(in thousands)                             1994            1993
- ----------------------------------------------------------------------
Land                                    $ 1,612         $ 1,813

Buildings                                 3,302           6,209

Machinery and equipment                   8,185          10,431

Furniture and fixtures                      635           1,693

Leasehold improvements                      279             390
- ----------------------------------------------------------------------
                                         14,013          20,536
Less accumulated depreciation and
  amortization                           (6,356)        ( 8,672)
- ----------------------------------------------------------------------
                                        $ 7,657         $11,864
======================================================================

8.    RESTRUCTURING

On April 8, 1994 the Company announced that as part of its transition from the design and manufacture of computer peripherals toward both producing and integrating computer systems, it would close its Hauppauge, New York based Military Products Division and transfer the division's operations to its Codar facility in Longmont, Colorado. As a direct result of the above, during the first quarter of 1994 the Company recorded a $9,500,000 charge, of which $7,300,000 was classified as a restructuring charge and $2,200,000 was charged to cost of sales. The major components of the restructuring charge relate to employee expense ($2,731,000), disposition of assets ($2,000,000), inventory write downs on discontinued products ($1,120,000), idle facility costs ($590,000) and lease termination costs ($370,000). The major components of the $2.2 million charge pertain to inventory write-offs related mostly to excess start-up costs associated with the NST-II production. The transfer of operations to Colorado was substantially completed by the fourth quarter of 1994.

At December 31, 1994 there was a remaining liability of $981,000, comprised principally of remaining employee severance ($448,000) which is being paid weekly, idle facility expense ($248,000) and lease termination costs ($205,000).

9.    OTHER ACCRUED EXPENSES - CURRENT

Other accrued expenses - current at December 31, 1994 consisted of the following:

    (in thousands)                                  1994       1993
- ------------------------------------------------------------------------
    Employee benefits                             $1,599     $1,664
    Restructuring                                    981        -
    Insurance payable                                305        197
    Purchase liabilities                             682        942
    Warranty                                         348        520
    Deferred revenue                                 763        288
    Other                                         $1,757      1,092
- ------------------------------------------------------------------------
                                                  $6,435     $4,703
========================================================================

10.   DEBT

Long term debt at December 31 consisted of the following:

(in thousands)                                1994           1993
- ------------------------------------------------------------------------
Industrial Development Bond, payable in
 monthly principal installments of
 $4,775 through February 1999
 with interest at 70% of prime (8.5% at
 December 31, 1994)                        $   234        $   291

Secured term loan, payable in
quarterly installments of $875
with interest at prime plus 1/2%.            9,175         13,375

Midland Bank PLC, secured 5 year
 business term loan, monthly principal
 installments of 'L'7,257 (approximately
 $11,000) through July 1995 with
 interest at 2% above the U.K. base rate
 (6.25% at December 31, 1994)                   80            204

Notes payable (generally secured by
 specified machinery and equipment)
 with interest at rates ranging from
 8.875% to 12.43%                              680          1,076
- ------------------------------------------------------------------------
                                            10,169         14,946

Less current installments                    2,179          4,149
- ------------------------------------------------------------------------
                                           $ 7,990        $10,797
========================================================================

Aggregate principal payments for the five years subsequent to December 31, 1994 are as follows:

1995                           $ 2,179,000
1996                            13,662,000
1997                               215,000
1998                               107,000
1999                                 6,000
                               -----------
                               $16,169,000
                               ===========

At December 31, 1994, the Company was not in compliance with certain covenants under its secured term loan agreement. Such violations were subsequently waived by the Company's lenders.

During 1994, the Company had secured lines of credit with its two principal lending institutions amounting to $6,000,000 which bear interest
at the prime rate (8.5% at December 31, 1994).   At  December  31,  1994
borrowing under these lines amounted to $6,000,000 and are classified as long-term notes payable in the accompanying balance sheet. There were no
borrowings under these lines in 1993 and 1992.   The  maximum  month-end
amount outstanding under these lines during the year ended December 31, 1994 was $6,000,000. The average short-term borrowings for 1994 was $4,275,000 at a weighted average interest rate of 7.59%. The amounts due on the lines of credit were made part of the revolving loan agreement mentioned above.

On April 12, 1995 the Company entered into a secured revolving credit agreement with its lenders which replaced its then existing agreements. Under the terms of the new agreement, the existing term debt and lines of credit which totaled $15,175,000 were converted into a revolving credit line in exchange for a cash payment of $100,000 and the issuance of
250,000 shares of common stock (valued at approximately $478,000).   The
agreement expires on January 15, 1996 at which time the Company can extend the maturity to April 15, 1996, if certain conditions are met, or repay all outstanding amounts due. Such payment is expected to approximate $13,425,000 ($12,500,000 at April 15, 1996) at that time. The repayment of the amount due will be dependent upon the Company's ability to either obtain alternate financing or to restructure the remaining balance due. The Company is considering several alternates to achieve this, including the sale of common or preferred stock, issuance of convertible debt, a business combination, the sale of all or a portion of the Company and establishment of a borrowing arrangement with new lending institutions. The ability of the Company to accomplish this at favorable terms will be somewhat dependent upon the Company's results of operations in 1995. The term loan agreement requires that the Company maintain certain minimum
levels of tangible net worth, current ratio and quick  ratio.   It  also
limits capital expenditures and prohibits the payment of cash dividends.

The Company's U.K. subsidiary has a credit facility (sterling overdraft)
with a U.K. bank. The credit facility amounts to 'L'600,000 (approximately $938,000) and bears interest at 2 1/4% above the U.K. base rate (6 1/4% at
December 31, 1994).  This facility is  renewable  in  April  1995.   The
maximum month end borrowings under the credit facility during the years ended December 31, 1994 and 1993 were 'L'355,000 and 'L'653,000 (approximately $555,000 and $966,000, respectively). The average short term borrowings for the years ended December 31, 1994 and 1993 were 'L'89,000 and 'L'254,000 (approximately $139,000 and $376,000, respectively). The weighted average interest rate during the years ended December 31, 1994 and 1993 was 7.23% and 8.52%, respectively.
                                     F-15

11.   OTHER ACCRUED EXPENSES - NON-CURRENT

Other Accrued Expenses - non-current at December  31  consisted  of  the following:
(in thousands)
                                            1994           1993
- ------------------------------------------------------------------------
Supplemental retirement plan              $  899         $  706

Deferred compensation                        623            612
- ------------------------------------------------------------------------
                                          $1,522         $1,318
========================================================================

The supplemental retirement plan is described in Note 14.

In 1981, the Company entered into agreements with two former officers which provide for the payments to each of $25,000 per year, adjusted for the cumulative effects of inflation from inception of the agreement, over a period of 15 years. Such deferred compensation payments commenced on January 1, 1990. The 1995 payment to each of the former officers will be approximately $40,000.

12.   INCOME TAXES

The Company and its domestic subsidiaries file a consolidated Federal income tax return. The provision for income taxes consisted of the following items:

(in thousands)
                                 1994           1993           1992
- --------------------------------------------------------------------------
Current:
      Federal                 $(4,286)        $2,407         $2,486
      State                       -              362            510
      Foreign                    (446)           181            -
- ---------------------------------------------------------------------------
                               (4,732)         2,950          2,996
- ---------------------------------------------------------------------------
Deferred:
      Federal                     360           (110)           (76)
      State                       -              -              -
      Foreign                     (20)           -              -
- ----------------------------------------------------------------------------
                                  340           (110)           (76)
- ----------------------------------------------------------------------------
Total income tax
expense                       $(4,392)        $2,840         $2,920
============================================================================

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax asset and (liability) at December 31, 1994 and 1993 are as follows:

     (in thousands)                        1994       1993
- ----------------------------------------------------------------------------
Deferred tax assets:

      AMT credit carry forward          $   545      $  -
      Restructure                           333         -
      Inventories                           356        591
      Supplemental retirement               268        172
      Accrued vacation                      127        275
      Deferred compensation                 236        232
      Other                                 114       (308)
      Valuation allowance                (1,601)        -
- ----------------------------------------------------------------------------
                                            378        962
============================================================================
Deferred tax liabilities:

      Plant and equipment                  (372)      (514)
      Other                                  (6)      (108)
- ----------------------------------------------------------------------------
                                           (378)      (622)
- ----------------------------------------------------------------------------
                                        $    -       $ 340
============================================================================

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which will not be realized unless the Company is profitable in the future.

The sources of the deferred tax provision and the related tax effect for the years ended December 31, 1994, 1993 and 1992 are as follows:

   (in thousands)                         1994       1993       1992
- ----------------------------------------------------------------------------

AMT credit carry forward                  $(545)     $ -        $ -
Accelerated depreciation for
   tax purposes                            (142)      (77)       (68)
DISC income recognized for
   tax purposes                              -          -        (49)
Decrease (increase) in inventory
   reserves                                 235        (8)       168
Deferred compensation                        (4)        2         84
Supplemental retirement                     (96)      (79)       (54)
Accrued restructure costs                  (333)        -         -
Accrued vacation                            148       (11)       (96)
Other                                      (524)       63        (61)
Valuation allowance                       1,601         -         -
- ----------------------------------------------------------------------------
                                          $ 340     $(110)     $ (76)
============================================================================

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes is as follows:

   (in thousands)                          1994      1993       1992
- ----------------------------------------------------------------------------
    Expected provision                  $(5,434)   $2,820     $2,710
    Increases (decreases) resulting from:
     Adjustment to prior years' income
       taxes                               (665)     (264)        -
     State income taxes, net of
 Federal benefit                             -        239        337
     Tax benefit from exercise
       of stock options                      -         -        (487)
     Non-deductible expenses                167       143         93
     Other                                  (61)      (98)       267
     Valuation allowance                  1,601       -          -
- ----------------------------------------------------------------------------
     Total income taxes                 $(4,392)   $2,840     $2,920
============================================================================

At December 31, 1994 the retained earnings of the Company's foreign subsidiary were negative. No United States income tax impact pertaining to the foreign subsidiary has been reflected in the Company's financial statements.

13.   SHAREHOLDERS' EQUITY

The Company has two stock option plans -- the 1991 Stock Option Plan and the 1993 Stock Option Plan for Directors -- which together cover 773,448 shares of common stock which may be issued pursuant to the plans to key employees and directors. In addition there are 111,768 outstanding options under the Company's 1982 Non-Qualified Stock Option Plan which terminated in July 1992. Subsequent to July 1992, no further grants could be made under such plan.

The 1991 Stock Option Plan covers 617,448 shares. Options under the 1991 Stock Option Plan are non-qualified stock options and are granted at the option price fixed by the Compensation Committee of the Board of Directors but in no event may the option price be less than the fair market value of a share of common stock on the date of grant. Options under the 1991 Stock Option Plan have such term as is fixed by the Compensation Committee but no option may be exercised during the first year after its date of grant or after the expiration of ten years from its date of grant.

The 1993 Stock Option Plan for Directors covers 156,000 shares. Options under the Directors' Plan are non-qualified stock options and are granted in increments of 1,560 shares upon each non-employee director's election or re-election to the Board of Directors. The option price is equal to the fair market value of a share of common stock on the date of grant. Options are granted for a term of ten years and become exercisable eleven months after their date of grant. In no event may an option be exercised after the expiration of the term of such option.

Full payment of the exercise price under all stock option plans may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise. The Company's policy is that such shares must have been acquired by the optionee at least six months prior to the exercise date. In 1994, all payments were made in cash. In 1993 and 1992, 38,345 and 65,978 shares, respectively, were received as payment for the exercise price of options. In 1993 and 1992, 36,288 and 53,497 shares, respectively, were withheld from employee stock option exercises to cover required income tax withholdings. Such shares, with a fair market value of $338,000 and $303,000, respectively, were retired by the Company.

The following is a summary of activity related to all stock option plans:

                                       Number       Weighted average
                                         of           option price
                                       shares          per share
                                       ------       ----------------
Outstanding at December 31, 1991       708,856           $2.09

Granted                                313,978            5.40

Exercised                             (400,643)           1.88

Expired/cancelled                      (38,850)           2.29
- ----------------------------------------------------------------------------

Outstanding at December 31, 1992       583,341            4.01

Granted                                237,130            8.63

Exercised                             (168,227)           3.02

Expired/cancelled                      (34,293)           4.63
- ----------------------------------------------------------------------------

Outstanding at December 31, 1993       617,951            6.20

Granted                                498,998            5.28

Exercised                              (30,472)           2.62

Expired/cancelled                     (424,126)           7.60
- ----------------------------------------------------------------------------

Outstanding at December 31, 1994       662,351           $4.77
============================================================================
At December 31, 1994, 179,358 options were exercisable and 885,216 shares were reserved for issuance under all stock option plans.

At December 31, 1994, there were 40,560 warrants outstanding which are exercisable at $8.55 per share. The warrants expire January 13, 1996.

Under the 1992 Employee Stock Purchase Plan, which commenced July 1, 1992, employees may subscribe to purchase shares of common stock at the lesser of 85% of the market price on the first day of the purchase period or the date purchased one year later. Payment for the shares is made through payroll deductions of up to 5% of annual base pay over a one year period. A total of 127,047 shares has been reserved for issuance under the Employee Stock Purchase Plan and as of December 31, 1994, 35,193 shares
have been issued pursuant to the plan.   A  summary  of  employee  stock
purchase transactions follows:

                                             Number of             Price
                                              Shares               Range
                                             ---------             -----
      December 31, 1991                         -                    -

      Subscriptions                           35,263              $4.45

      Purchases                                 -                    -

      Cancellations                           (4,640)              4.45
- ----------------------------------------------------------------------------

      December 31, 1992                       30,623              $4.45

      Subscriptions                           27,253               7.02

      Purchases                              (25,365)              4.45

      Cancellations                           (8,971)         4.45-7.02
- ----------------------------------------------------------------------------

      December 31, 1993                       23,540              $7.02

      Subscriptions                           31,410               3.13

      Purchases                               (9,828)              3.13

      Cancellations                          (22,202)         3.13-7.02
- ----------------------------------------------------------------------------

      December 31, 1994                       22,920              $3.13
============================================================================

In 1993, warrants to purchase 148,481 (as adjusted) shares of common stock at an exercise price of $4.14 per share were exercised. The Company and the warrant holder agreed to issue 83,165 shares which represented 95% of the appreciation on the warrants as measured by the fair market value of the common stock at the date of exercise ($10.12 per share).

At December 31, 1994 there was an outstanding loan which an employee received from the Company in the amount of approximately $12,000 for the exercise of previously granted stock options. The note bears interest at approximately 7% and is collateralized by the stock issued and is due in 1997. The note is presented as a reduction to shareholders' equity.

14.   EMPLOYEE BENEFIT PLANS

Pension Plan

The Company has a noncontributory defined benefit pension plan covering all eligible employees. The plan provides for normal retirement at age 65, or at least age 62 with 30 years of service, and optional early retirement.

In December 1993, the Board of Directors approved an amendment to the pension plan which resulted in the freezing of all future benefits under the plan as of January 3, 1994. As a result, in 1993 the Company recognized a gain of $362,000 which substantially offset the pension expense for 1993. Beginning in 1994, future pension expense is expected to be minimal.

The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible. Pension expense (income) for 1994, 1993 and 1992 was $(5,000), $367,000 and
$382,000, respectively.

The following table sets forth the funded status of the Company's defined benefit pension plan at December 31, 1994, 1993 and 1992:

(in thousands)                              1994      1993      1992
- ----------------------------------------------------------------------------

Accumulated benefit obligation,
 including vested benefits of

 $2,473, $3,493 and $2,143                $(2,473)  $(3,715)  $(2,267)
============================================================================

Projected benefit obligation               (2,473)   (3,715)   (4,054)
Plan assets at fair value                   2,515     3,727     3,614
- ----------------------------------------------------------------------------

Plan assets greater (less) than
 projected benefit obligation                  42        12      (440)
Unrecognized transition asset                  -         -        255
Unrecognized net (gain) loss                  (24)       -        203
- ----------------------------------------------------------------------------

Prepaid pension asset                     $    18   $    12    $   18
============================================================================

Net pension expense is comprised
 of the following:
  Service cost                            $     9   $   373    $  363
  Interest cost                               208       270       291
  Return on assets                             35      (175)     (136)
  Net amortization and deferral              (257)     (101)     (136)
- ----------------------------------------------------------------------------

Net pension expense                       $  (  5)  $   367    $  382
============================================================================

Prepaid pension costs are included in other non-current assets. The actuarial computations assume a discount rate on benefit obligations of

7.25% in 1994, 6% in 1993 and 8% in 1992.  The expected long-term rate of
return on plan assets was 6% in 1994 and 9% in 1993 and  1992.   Pension
Plan assets are primarily invested in short and intermediate term cash investments, corporate bonds and common and preferred stock. The assumed rate of compensation increase was 6% for 1992 and is not applicable thereafter.

In 1991 the Company adopted the NAI Technologies Supplemental Retirement Plan which is a non-qualified, unfunded pension plan under which the Company will pay supplemental pension benefits to certain officers. The expense related to this plan amounted to $281,000, $232,000 and $159,000 in 1994, 1993 and 1992, respectively. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan. Such benefits will be paid from the Company's assets and not from retirement plan assets.

The following table sets forth the funded status and cost components of the Company's supplemental retirement plan at December 31, 1994, 1993 and 1992:

(In thousands)                              1994       1993     1992
- ----------------------------------------------------------------------------

Accumulated benefit obligation (no
 benefits are vested at December 31,
 1994, 1993 or 1992)                     $  (899)   $  (706)   $(376)
============================================================================
Projected benefit obligation for service
 rendered to date                         (1,224)    (1,047)    (669)
Plan assets at fair value                    -          -        -
- ----------------------------------------------------------------------------

Projected benefit obligation in excess
 of plan assets                           (1,224)    (1,047)    (669)
Unrecognized prior service cost              360        388      269
Unrecognized net loss                         77        153      125
Adjustment required to recognize
 minimum liability                          (112)      (200)    (101)
- ----------------------------------------------------------------------------

 Unfunded accrued supplementary costs    $  ( 899)  $  (706)   $(376)
============================================================================

Net pension expense is comprised
 of the following:
  Service cost                           $   156    $   134    $  94
  Interest cost                               84         63       43
  Net amortization and deferral               41         35       22
- ----------------------------------------------------------------------------

Net pension expense                      $   281    $   232    $ 159
============================================================================

The unfunded accrued supplementary costs are included in other long-term accrued expenses.

Retirement Savings Plan

The Company has a voluntary Retirement Savings Plan for all eligible employees which provides for basic (up to 15% of compensation) employee contributions. In 1992 and 1993, it was the Company's policy to provide a matching provision equal to 100% of the first 3% of the employee's basic contribution. In December 1993, the Board of Directors approved an amendment to the Retirement Savings Plan which increased the matching provision to 100% of the first 3% and 50% of the second 3% of the employee's basic contribution effective January 3, 1994. Effective August 20, 1994, the Board of Directors suspended the matching provisions. Plan participants may invest in a combination of equity, fixed income and money market funds. The Company's 1994, 1993 and 1992 contributions under the plan amounted to $365,143, $386,000 and $341,000, respectively.

The plan also provides for a discretionary profit sharing contribution as determined by the Board of Directors, which is contributed to each of the participant's individual accounts. There was no contribution for 1994. For the years 1993 and 1992, the Company provided $128,000 and $240,000, respectively, for a profit sharing contribution.

15.   INFORMATION BY GEOGRAPHIC AREA

Information about the Company's foreign operations and export  sales  is
provided in the following table.   Export  revenue  is  foreign  revenue
produced by identifiable assets located in the United States while foreign revenue is generated by identifiable assets located in foreign countries.

In order to achieve an appropriate sharing of operating results between the Company's subsidiaries, transfers between geographic areas are accounted for on the basis of a mark-up of manufacturing costs. Operating earnings are total sales less operating expenses. In computing operating earnings, none of the following items has been added or deducted: general corporate expenses, interest income, interest expense and income taxes.

Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Corporate assets consisted primarily of cash and cash equivalents, property, plant and equipment and notes receivable.

                  NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      INFORMATION BY GEOGRAPHIC AREA


                                                Years ended December 31,
(in thousands)                                  1994       1993       1992
- ------------------------------------------------------------------------------

SALES TO UNAFFILIATED CUSTOMERS:
  United States                               $40,692     $63,661    $60,915
  Export                                        2,723       4,637      6,400
  Europe                                       11,105      12,726        -
                                              -------------------------------
    Total                                      54,520      81,024     67,315


TRANSFERS BETWEEN GEOGRAPHIC AREAS:
  United States                                   787       1,011      2,802
  Europe                                           11           9        -
                                              -------------------------------
    Total                                         798       1,020      2,802

TOTAL SALES:
  United States                                41,479      64,672     63,717
  Export                                        2,723       4,637      6,400
  Europe                                       11,116      12,735        -
  Eliminations                                   (798)     (1,020)    (2,802)
                                              -------------------------------
    Total                                     $54,520     $81,024    $67,315

- ------------------------------------------------------------------------------
OPERATING EARNINGS (LOSS):
  United States                              ($11,068)    $10,617    $10,482
  Europe                                       (1,232)        798        -
                                              -------------------------------
    Subtotal                                  (12,300)     11,415     10,482
  Corporate expenses & other                   (2,289)     (2,455)    (2,075)
                                              -------------------------------
    Total operating earnings (loss)           (14,589)      8,960      8,407
  Net interest expense                         (1,394)       (665)      (436)
                                              -------------------------------
    Earnings (loss) before income taxes      ($15,983)     $8,295     $7,971

- ------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
  United States                               $33,795     $48,226    $35,855
  Europe                                        8,761       8,038        -
                                              -------------------------------
    Subtotal                                   42,556      56,264     35,855
  Corporate & other *                          11,164       4,451      7,849
                                              -------------------------------
    Total                                     $53,720     $60,715    $43,704
- ------------------------------------------------------------------------------


      * The increase in corporate assets is attributable to land and facility from a closed division which is currently listed for sale and a tax refund receivable.

16.   INFORMATION BY BUSINESS SEGMENT

The Company's operations are  classified  into  two  business  segments:
Electronic Systems and Telecommunications. The Electronic Systems segment includes Codar Technology, Inc. based in Longmont, Colorado, NAI Systems Division, Inc. in Columbia, Maryland, and Lynwood Scientific Developments Limited in Farnham, England.

Codar Technology designs and  manufactures  rugged  computers,  computer
peripherals and memory systems for military  and  commercial  use.   NAI
Systems Division specializes in the integration of various manufacturers' computer software and hardware to address specific customer needs.
Lynwood  designs  and  manufactures  intelligent   terminals,   terminal
emulators, TEMPEST computer products and high performance work stations for commercial and government markets, primarily in the United Kingdom.

The Telecommunications Segment currently consists of Wilcom, Inc. in Laconia, New Hampshire. Wilcom designs and manufactures a full range of analog, digital and fiber optic test and transmission enhancement equipment for the worldwide telecommunications market.

In order to achieve an appropriate sharing of profits between the segments, inter-segment sales between segments are accounted for on the basis of a mark-up of manufacturing costs. Operating earnings are total sales less operating expenses. In computing operating earnings, none of the following items has been added or deducted: general corporate expenses, interest income, interest expense and income taxes.

Identifiable assets by segment are those assets of the Company that are used in the Company's operations in each segment. Corporate assets consist primarily of cash and cash equivalents, property, plant and equipment and notes receivable.

                  NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     INFORMATION BY INDUSTRY SEGMENT


                                                 Years ended December 31,
(in thousands)                                  1994       1993       1992
- ----------------------------------------------------------------------------
SALES TO UNAFFILIATED CUSTOMERS:
  Electronic Systems                          $46,330     $71,202    $61,829
  Telecommunications                            8,190       9,822      5,486
                                              -------     -------    -------
    Total                                      54,520      81,024     67,315

INTERSEGMENT SALES:
  Electronic Systems                              798       1,020      2,802
                                              -------     -------    -------

    Total                                         798       1,020      2,802

TOTAL SALES:
  Electronic Systems                           47,128      72,222     64,631
  Telecommunications                            8,190       9,822      5,486
  Eliminations                                   (798)     (1,020)    (2,802)
                                              -------     -------    -------
    Total                                     $54,520     $81,024    $67,315
- ----------------------------------------------------------------------------
OPERATING EARNINGS (LOSS):
  Electronic Systems                         ($11,788)    $10,655     $9,352
  Telecommunications                             (512)        760      1,130
                                              -------     -------    -------
    Subtotal                                  (12,300)     11,415     10,482
  Corporate expenses & other                   (2,289)     (2,455)    (2,075)
                                              -------     -------    -------
    Total operating earnings (loss)           (14,589)      8,960      8,407
  Net interest expense                         (1,394)       (665)      (436)
                                              -------     -------    -------
    Earnings (loss) before income taxes      ($15,983)    $ 8,295    $ 7,971
- ----------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
  Electronic Systems                          $35,529     $48,198    $26,658
  Telecommunications                            7,027       8,066      9,197
                                              -------     -------    -------
    Subtotal                                   42,556      56,264     35,855
  Corporate & other *                          11,164       4,451      7,849
                                              -------     -------    -------
    Total                                     $53,720     $60,715    $43,704
- ----------------------------------------------------------------------------
CAPITAL EXPENDITURES:
  Electronic Systems                          $   716     $ 1,326    $ 1,861
  Telecommunications                              114         146         27
                                              -------     -------    -------
    Subtotal                                      830       1,472      1,888
  Corporate & other                               105          12         40
                                              -------     -------    -------
    Total                                     $   935     $ 1,484    $ 1,928
- ----------------------------------------------------------------------------

 DEPRECIATION & AMORTIZATION:
   Electronic Systems                         $ 2,078     $ 2,202    $ 1,575
   Telecommunications                             320         288         86
                                              -------     -------    -------
     Subtotal                                 $ 2,398     $ 2,490    $ 1,661
   Corporate & other                               37          18          6
                                              -------     -------    -------
     Total                                    $ 2,435     $ 2,508    $ 1,667
- ----------------------------------------------------------------------------



* The increase in corporate assets is attributable to land and facility from a closed division which is currently listed for sale and a tax refund receivable.

17.   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are subject to certain legal actions which arise in the normal course of business. It is management's belief that these actions will not have a material effect on the Company's consolidated financial position.

The  Company  and  its  subsidiaries  lease  office  and   manufacturing
facilities, automobiles, computers and other equipment under various non-cancellable operating leases.

Future minimum rental commitments for leases with non-cancellable terms in excess of one year are as follows:

(in thousands)                                       Amount
- ----------------------------------------------------------------------------
1995                                              $ 1,763,000
1996                                                1,515,000
1997                                                1,134,000
1998                                                1,065,000
1999                                                  941,000
2000 and thereafter                                 4,837,000
                                                   ----------
Total minimum lease payments                      $11,255,000
                                                  ===========

With the acquisition of Lynwood, the Company assumed a 25 year operating lease for office and manufacturing facilities. Annual future minimum lease payments through the year 2014, which are included in the above table, amount to approximately $316,000 per year.

Rental expense amounted to $1,170,000, $1,132,000 and $385,000 in  1994,
1993 and 1992, respectively. There was no sublease income in these periods.

Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments as part of the minimum lease payments.

In June 1994, a class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors, alleging violations of the Federal securities laws as a result of certain misrepresentations and omissions of fact in public statements issued by the Company during the second half of 1993, which allegedly had the effect of artificially
inflating the trading price of the Company's shares of  stock.   At  the
present time the plaintiff is seeking unspecified   damages.  Management
believes this litigation is without merit and intends to defend such action vigorously. Management also believes that a finding of ultimate liability against the Company, if any, whether directly or as a result of the indemnification of officers who are also defendants would not have a materially adverse effect on its financial position.

18.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth quarterly financial information for 1994 and 1993:

                                                                Earnings
(in thousands,             Net         Gross       Net            per
except per share data)    sales        margin      earnings      share
- ----------------------------------------------------------------------------

1994

  First Quarter         $15,516       $ 1,555     $ (7,340)    $(1.08)
  Second Quarter         14,909         4,258         (374)     (0.06)
  Third Quarter          12,093         2,666         (831)     (0.12)
  Fourth Quarter         12,002         1,787       (3,046)     (0.43)
- ----------------------------------------------------------------------------

  Total                 $54,520       $10,266     $(11,591)    $(1.69)
============================================================================
1993

  First Quarter         $21,703       $ 7,078     $  1,570     $ 0.23
  Second Quarter         21,275         7,612        1,743       0.26
  Third Quarter          19,670         6,986        1,450       0.21
  Fourth Quarter         18,376         5,822          692       0.10
- ----------------------------------------------------------------------------

  Total                 $81,024       $27,498     $  5,455     $ 0.80
============================================================================

(in thousands of dollars)                                            SCHEDULE II


                             NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                                VALUATION AND QUALIFYING ACCOUNTS



- --------------------------------------------------------------------------------------------------------------
         Column A                  Column B                  Column C                Column D       Column E
- --------------------------------------------------------------------------------------------------------------
                                                            Additions
                                                  ----------------------------
                                                      (1)              (2)
                                  Balance at        Charged         Charged to                       Balance
                                  Beginning        to Costs       Other Accounts     Deductions       at End
         Description               of Period      and Expenses        Describe        Describe       of Period
- --------------------------------------------------------------------------------------------------------------
Allowance deducted from
  asset to which it applies

  Allowance for doubtful
    accounts
Year ended December 31, 1994         $172                $11              $0             $50   (A)      $133

Year ended December 31, 1993          130                 42              99              99   (A)       172

Year ended December 31, 1992          128                 61               0              59   (A)       130


  Allowance for inventory
    obsolescence reserve:
Year ended December 31, 1994        4,018              2,031               7           3,806   (B)     2,250

Year ended December 31, 1993        3,322                387           1,429    (C)    1,120   (B)     4,018

Year ended December 31, 1992        1,375                934           2,506    (D)    1,493   (B)     3,322




Note A - Uncollected receivables written off, net of recoveries.

Note B - Obsolete inventory scrapped, net of recoveries.

Note C - Included in the purchase of the Codar Technology Inc. - $563.
         Included in the purchase price of the Lynwood Scientific Dev. Ltd.-$810.
         Included in the purchase of the Tollgrade assets - $56.

Note D - Other - $3.
         Included in the purchase price of the KMS division - $519.
         Included in the purchase price of the Wilcom Inc. - $1,984.




Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

                INDEX TO FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULES


                                                                          Page
                                                                          ----
Independent Auditors' Report                                               F-2

Consolidated Balance Sheets at December 31, 1994 and                       F-3
  1993

Consolidated Statements of Operations - Years ended                        F-4
  December 31, 1994, 1993 and 1992

Consolidated Statements of Shareholders' Equity -                          F-5
  Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows - Years ended                        F-6
  December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements                                 F-7

Consolidated Financial Statement Schedules:

      II - Valuation and Qualifying Accounts                               F-30

Schedules not listed above have been omitted either because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                           INDEX TO EXHIBITS
                                                                    Page
                                                                    ----

            Exhibit (10)

                   Amended and Restated Credit Agreement

            Exhibit (23)

                  Consent of KPMG Peat Marwick

            Exhibit (27)

                  Financial Data Schedule
                  (EDGAR filing only)

                          S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NAI TECHNOLOGIES, INC.

                                    BY:/s/    Richard    A.    Schneider
                                       ------------------------------------
                                              Richard A. Schneider
DATE:  April 14, 1995                         Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                           Title                            Date
- ---------                           -----                            ----
/s/ Robert A. Carlson         President, Chief Executive        April 14, 1995
- ------------------------        Officer and Director
(Robert A. Carlson)             (Chief Executive Officer)

/s/ Stephen Barre             Director                          April 14, 1995
- ------------------------
(Stephen Barre)

/s/ C. Shelton James          Director                          April 14, 1995
- ------------------------
(C. Shelton James)

/s/ Walter Lipkin             Director                          April 14, 1995
- ------------------------
(Walter Lipkin)

/s/ John M. May               Director                          April 14, 1995
- ------------------------
(John M. May)

                              Director                          April 14, 1995
- ------------------------
(Robert Rosenthal)

/s/ Richard A. Schneider      Executive Vice President,         April 14, 1995
- ------------------------       CFO, Treasurer, Secretary
(Richard A. Schneider)         and Director (Chief Financial
                               and Accounting Officer)




                                  STATEMENT OF DIFFERENCES
The pound sign shall be expressed as................. 'L'

                           INDEX TO EXHIBITS
                                                                    Page
                                                                    ----

            Exhibit (10)

                  Amended and Restated Credit Agreement

            Exhibit (23)

                  Consent of KPMG Peat Marwick

            Exhibit (27)

                  Financial Data Schedule
                  (EDGAR filing only)