Form 10-K405/A
period 1994-12-31
NAI TECHNOLOGIES INC
filed 1995-04-28
CIK 72575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A2

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           For the Fiscal Year Ended
                               December 31, 1994

                         Commission File Number 0-3704

                             NAI TECHNOLOGIES, INC.

A New York Corporation                           IRS Employer I.D. No. 11-
1798773

               1000 Woodbury Road, Woodbury, New York 11797-2530

                          Telephone No. (516) 364-4433

            Securities Registered Pursuant to Section 12 (g) of the
                                      Act:

                    Common Stock, Par Value $0.10 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 19, 1995, 7,195,567 common shares were outstanding and the aggregate market value of the common shares (based on the average bid and asked price of these shares on The NASDAQ Stock Market as of March 29, 1995) of NAI Technologies, Inc. held by non-affiliates was approximately $15 million.

Documents Incorporated by Reference:  None.

                               Page 1 of 42 Pages

                            Exhibit Index on Page 13

                                EXPLANATORY NOTE

                  This Form 10-K/A2 is being filed by NAI Technologies, Inc., a New York corporation (the "Company"), as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "Form 10-K") to include the information required by Items 10 (Directors and Executive Officers of the Registrant), 11 (Executive Compensation) and 12 (Security Ownership of Certain Beneficial Owners and Management) and related exhibits which were not included in such Form 10-K. The information required by these items was intended to be incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 1994 (or May 1, 1995). The Company will not be filing its definitive proxy statement within that time period.

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS OF THE COMPANY

         The current members of the Board of Directors of the Company, together with certain information furnished to the Company by each such person, are set forth below.



                        Years Served
Name and Age            as a Director             Biographical Summary
- ------------            -------------             --------------------
Robert A. Carlson, 62            8          Mr.  Carlson is President  and Chief
                                            Executive  Officer  of the  Company.
                                            From  December  1987 until  December
                                            1989,  he was  President  and  Chief
                                            Operating Officer of the Company.

Richard A. Schneider, 42         3          Mr.   Schneider  is  Executive  Vice
                                            President,  Treasurer  and Secretary
                                            of the  Company.  He was  elected  a
                                            director  of the Company on February
                                            11,  1993.  From  October 1988 until
                                            December  1992,  he  served  as Vice
                                            President - Finance,  Treasurer  and
                                            Secretary of the Company.

Stephen A. Barre, 56             6          Mr.  Barre  is  Chairman  and  Chief
                                            Executive     Officer    of    Servo
                                            Corporation     of    America,     a
                                            communications  and defect detection
                                            company.

C. Shelton James, 55             6          Mr.  James is  Chairman of the Board
                                            and  Chief   Executive   Officer  of
                                            Elcotel      Inc.,      a     public
                                            communications  company.  He also is
                                            President    and   a   director   of
                                            Fundamental Management  Corporation,
                                            an  investment  management  company,
                                            and is on the board of  directors of
                                            Harris  Computer  Systems  Inc.,  SK
                                            Technologies and CPSI Inc.

Walter Lipkin, 69               42          Mr. Lipkin is retired.  He was a co-
                                            founder of the Company and served as
                                            a  Vice  President  or  Senior  Vice
                                            President  and  Treasurer  from 1954
                                            through 1989.

John M. May, 67                 16          Mr.    May    is   an    independent
                                            consultant. From 1975 to 1987, he
                                            was Vice  President  and Director of
                                            Tower,  Perrin,  Inc.,  a management
                                            consulting   firm.   He  is  also  a
                                            director  of Olsten  Corporation,  a
                                            provider of  temporary  employee and
                                            health care services.

Robert D. Rosenthal, 45         10          Mr.  Rosenthal is  President,  Chief
                                            Executive  Officer and a Director of
                                            First Long Island Investors, Inc., a
                                            diversified investment and financial
                                            services  company.  He  also  is Co-
                                            Chairman  and   Co-Chief   Executive
                                            Officer of the New York Islanders, a
                                            franchise  in  the  National  Hockey
                                            League.

EXECUTIVE OFFICERS OF THE COMPANY

        The current executive officers of the Company are as follows:

        Robert A. Carlson, 62, is the President and Chief Executive Officer of the Company. From December 1987 until December 1989, he was President and Chief Operating Officer of the Company.

        Richard A. Schneider, 42, is the Executive Vice President, Treasurer and Secretary of the Company. From October 1988 until December 1992, he served as Vice President - Finance, Treasurer and Secretary of the Company.

SECTION 16 COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers, directors and beneficial owners of more than 10% of the Company's Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission. Based solely on a review of the reports and representations furnished to the Company during the last fiscal year by such persons, the Company believes that each of these persons is in compliance with all applicable filing requirements. Under Section 16(b) of the Exchange Act, such persons also are required to disgorge to the Company any profit realized by any purchase and sale, or any sale and purchase, of equity securities of the Company within any period of less than six months. Pursuant thereto, Mr. Schneider was required to disgorge profits totalling $5,980 based on the sale of 1,000 shares and the purchase of 1,000 shares of the Company's Common Stock one day short of the required six month waiting period in fiscal 1994.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

        The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the executive officers of the Company other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 for each of the Company's last three fiscal years (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                                           ---------------------------------
                                                  ANNUAL COMPENSATION               AWARDS           PAYOUTS
                                        --------------------------------------------------------------------
          (a)                    (b)       (c)           (d)        (e)       (f)          (g)          (h)            (i)
                                                                   OTHER
                                                                   ANNUAL  RESTRICTED   SECURITIES
                                                                  COMPEN-   STOCK       UNDERLYING      LTIP        ALL OTHER
NAME AND PRINCIPAL              FISCAL                             SATION   AWARD(S)     OPTIONS/     PAYOUTS     COMPENSATION
POSITION                         YEAR    SALARY ($)    BONUS ($)   ($)(1)     ($)        SARS (#)        ($)           ($)
- ---------------------------     -----  -----------   ----------   -------     ----      ---------       ----       -----------
Robert A. Carlson -              1994   $275,000          --         --         --      138,983(5)       --        $ 66,324(2)
President and Chief              1993    260,000      $ 68,790       --         --       64,347          --          69,652(2)
Executive Officer                1992    226,000       113,300       --         --      122,919          --          64,539(2)
Richard A. Schneider -           1994    149,000          --         --         --       94,389(5)
Executive Vice                   1993    138,000        27,380       --         --       23,442          --          12,426(3)
President, Treasurer             1992    118,000        36,970       --         --       30,147          --          13,993(3)
and Secretary                                                                                            --          14,622(3)
Frank Tortorelli -               1994    144,895          --         --         --       75,136(5)       --           5,298(4)
President, Military              1993        n/a          --         --         --         --            --            --
Systems Group (6)                1992        n/a          --         --         --         --            --            --

- ------------------------------------------------------------------------------------------------------------------------------

(1) The aggregate amount of all perquisites and other personal benefits paid to any Named Executive is not greater than either $50,000 or 10% of the total of the annual salary and bonus reported for such Named Executive.

(2) Includes $51,266, $59,122 and $59,022 of life insurance premiums paid on term life and split dollar policies by the Company on behalf of Mr. Carlson in each of the years 1992, 1993 and 1994, respectively, as well as $8,273, 7,909 and $7,302 of matching contributions made by the Company under the 401(k) deferred compensation plan and $5,000, $2,621 and $0 of matching contributions made by the Company under the profit sharing portion of such plan for the benefit of Mr. Carlson for each of the years 1992, 1993 and 1994, respectively.

(3) Includes $6,781, $7,637 and $7,603 of life insurance premiums paid on term life and split dollar policies by the Company on behalf of Mr. Schneider in each of the years 1992, 1993 and 1994, respectively, as well as $4,341, $4,166 and $4,823 of matching contributions made by the Company under the 401(k) deferred compensation plan and $3,500, $2,190 and $0 of matching contributions made by the Company under the profit sharing portion of such plan for the benefit of Mr. Schneider for each of the years 1992, 1993 and 1994, respectively.

(4) Includes $818 of life insurance premiums paid on a term life policy by the Company on behalf of Mr. Tortorelli in 1994, as well as $4,480 of matching contributions made by the Company under the 401(k) deferred compensation plan and $0 of contributions made by the Company under the profit sharing portion of such plan for the benefit of Mr. Tortorelli for 1994.

(5) Options to acquire shares of the Company Common Stock that were granted in fiscal year 1994. At the same time, options for Mr. Carlson
        (102,951), Mr. Schneider (54,996) and Mr. Tortorelli (39,336) were canceled.

(6)     Mr.  Tortorelli  became an  executive  officer of the  Company in fiscal
        1994.

STOCK OPTIONS

         The table below summarizes the options granted to the Named Executives in 1994 and their potential realizable values.

                           OPTION/SAR GRANTS IN 1994



                                                                                                       POTENTIAL
                                                                                                  REALIZABLE VALUE AT
                                                                                                    ASSUMED ANNUAL
                                                                                                 RATES OF STOCK PRICE
                                                                                                     APPRECIATION
                                   INDIVIDUAL GRANTS                                               FOR OPTION TERM(1)
- -----------------------------------------------------------------------------------------     -----------------------
             (a)                   (b)             (c)            (d)           (e)              (f)           (g)
                                NUMBER OF      % OF TOTAL
                                SECURITIES    OPTIONS/SARS
                                UNDERLYING     GRANTED TO     EXERCISE OR
                               OPTIONS/SARS     EMPLOYEES     BASE PRICE    EXPIRATION
NAME                           GRANTED (#)   IN FISCAL YEAR      ($/SH)         DATE            5% ($)       10% ($)
- ------------------------------ ------------  --------------      -------        -----          -------      ---------
Robert A. Carlson -
President and Chief              36,032           7%              $6.25      10 years          $141,627      $358,911
Executive Officer               102,951(2)       21%              $5.25       5 years          $149,330      $329,979
Richard A. Schneider -
Executive Vice President         39,393           8%              $4.74      10 years          $117,431      $297,587
Treasurer and Secretary          54,996(2)       11%              $5.25       5 years          $ 79,772      $176,273
Frank Tortorelli -
President, Military Systems      35,800           7%              $5.25      10 years          $118,201      $299,542
Group                            39,336(2)        8%              $5.25       5 years          $ 57,057      $126,080



- --------

(1) Option price compounded annually at 5% and 10% over the ten year term minus the exercise price times the number of shares subject to the option.


(2) Such options were granted on May 26, 1994 in connection with the cancellation of options granted for the same number of shares at earlier dates. Such options become exercisable at a rate of 25% per year on the anniversary date of the grant. All such options expire after the fifth anniversary of the date of grant.

         The table below summarizes the exercise of stock options during 1994 for the Named Executives.

                    AGGREGATED OPTION/SAR EXERCISES IN 1994
                          AND FY-END OPTION/SAR VALUES


              (a)                (b)                   (c)                   (d)                  (e)
                                                                         NUMBER OF
                                                                         SECURITIES            VALUE OF
                                                                         UNDERLYING            UNEXERCISED
                                                                         UNEXERCISED           IN-THE-MONEY
                                                                         OPTIONS/SARS AT       OPTIONS/SARS AT
                                                                         FY-END (#)            FY-END ($)
                           SHARES ACQUIRED                               EXERCISABLE/          EXERCISABLE/
NAME                       ON EXERCISE (#)       VALUE REALIZED ($)      UNEXERCISABLE         UNEXERCISABLE(1)
- ------------------------------------------       ------------------      --------------------  ----------------
Robert A. Carlson -
President and
Chief Executive
Officer                        10,140                $34,223               47,579/166,906          $336/$0
Richard A. Schneider -
Executive Vice
President,
Treasurer and Secretary         -0-                       $0                 7,768/87,559           $86/$0
Frank Tortorelli -
President, Military
Systems Group                   -0-                       $0                 4,056/58,392            $0/$0

- --------

(1) Market price at December 31, 1994 minus exercise price times the number of shares underlying the unexercised options.

PENSION PLAN AND SUPPLEMENTAL RETIREMENT PLAN

         Certain Company employees including the Named Executives are covered by the Company's non-contributory Employees Pension Plan (the "Pension Plan"). Effective January 4, 1994, current accruals were frozen under the Pension Plan. The Company also has a non-qualified Supplemental Retirement Plan in effect which covers certain Company employees including the Named Executives other than Mr. Tortorelli.

         Typical retirement benefits as in effect on December 31, 1994 are shown in the table below:

                               ESTIMATED ANNUAL NORMAL RETIREMENT PENSION AND
                             SUPPLEMENTAL BENEFITS FOR VARIOUS COMBINATIONS OF
                           SPECIFIED COMPENSATION AND YEARS OF CREDITED SERVICE


                                           YEARS OF CREDITED SERVICE AT RETIREMENT
     REMUNERATION                10            15           20            25            30            35
     ------------              ------        ------       ------        ------        ------        ----
       $  50,000           $  4,610      $  6,915      $  9,220     $  8,125      $ 13,830       $ 13,830
          75,000              7,485        11,228        14,970       14,888        22,455         22,455
         100,000             10,360        15,540        20,720       22,075        31,080         31,080

         125,000             13,235        19,853        26,470       29,263        39,705         39,705
         150,000             16,110        24,165        32,220       36,450        48,330         48,330
         175,000             18,985        28,478        37,970       43,638        56,955         56,955

         200,000             21,860        32,790        43,720       50,825        65,580         65,580
         225,000             24,735        37,103        49,470       58,013        74,205         74,205
         250,000             25,982        38,972        51,963       59,122        77,945         77,945

         300,000             25,982        38,972        51,963       59,122        77,945         77,945
         400,000             25,982        38,972        51,963       59,122        77,945         77,945

         The benefits shown in the table above have been computed on an actuarial basis and are not subject to any deduction for social security or other offset amounts. The compensation covered by the Pension Plan includes the amounts shown in columns (c), (d) and (e) of the Summary Compensation Table.

         It is estimated that Messrs. Carlson, Schneider and Tortorelli, who have ten, six and three years of credited service, respectively, will receive each year at normal retirement age the following total aggregate annual amounts under the Pension Plan and the non-qualified Supplemental Retirement Plan:
$160,213, $66,818 and $3,124, respectively.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

         The Company has entered into Executive Termination Agreements with Messrs. Carlson, Schneider, Tortorelli and four other employees, which provide for severance benefits in the event employment terminates within one year following a change in control of the Company unless termination is on account of death, or for cause. The agreements are renewable annually at the option of the Company. The agreements provide severance benefits which include an amount equal to two times annual base salary for Messrs. Carlson, Schneider and Tortorelli (the number of years or portions thereof until Mr. Carlson's sixty-fifth birthday times annual base salary for Mr. Carlson) and one times annual base salary for the four other employees.

DIRECTOR COMPENSATION

         During 1994, each director who was not also an officer of the Company was paid an annual retainer of $9,000 plus a uniform fee of $1,000 for each Board and committee meeting attended in person. During 1995, each director who is not also an officer of the Company will be paid an annual retainer of $9,000 plus a uniform fee of $1,000 for each Board and committee meeting attended in person. During 1994, directors who were also officers of the Company received no remuneration for attendance at Board and committee meetings. No such compensation is contemplated to be paid during 1995 either.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1994, the members of the Compensation Committee were John M. May (Chairman), Walter Lipkin and Robert D. Rosenthal. During fiscal year 1994 and formerly, none of such persons was an officer of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a director of the Company, except that Mr. Lipkin served as a Vice President or Senior Vice President and Treasurer of the Company from 1954 through 1989. In addition, during the fiscal year ended December 31, 1994, no executive officer of the Company served as a director or a member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information concerning persons or groups who are known by the Company to be the beneficial owners of more than 5% of the Company Common Stock as of March 7, 1995. The information in the table below is based upon information furnished to the Company by such persons and statements filed with the Securities and Exchange Commission.


                                                           NUMBER OF SHARES OF                    PERCENT OF
                                                           COMPANY COMMON                         COMPANY
NAME AND ADDRESS OF BENEFICIAL OWNER                       STOCK BENEFICIALLY OWNED(1)            COMMON STOCK
- ------------------------------------                       ---------------------------            ------------
Lindner Fund Inc.
7711 Carondelet Avenue
Box 16900
St. Louis, MO  63105(2)  . . . . . . . . . . . . . .                     405,600                       5.65%
C.L. King & Associates
Nine Elk Street
Albany, NY  12207(3) . . . . . . . . . . . . . . . .                     451,451                       6.29%
Pioneering Management Corporation
60 State Street
Boston, MA  02114(4) . . . . . . . . . . . . . . . .                     451,500                       6.29%
Fundamental Management Corporation
201 South Biscayne Boulevard
Suite 1450
Miami, FL  33131(5). . . . . . . . . . . . . . . . .                     385,636                       5.38%

- --------

(1) To the knowledge of the Company, beneficial owners named in the above table have sole voting power with respect to the shares listed opposite their names.

(2) These shares are reportedly owned by Lindner Fund Inc., an investment company registered under the Investment Company Act of 1940, of which
        Ryback Management Corporation is the investment company adviser registered under Section 203 of the Investment Advisers Act of 1940.

(3) These shares are reportedly owned by a passive investor. C.L. King & Associates is the investment company adviser of such investor and is registered under Section 203 of the Investment Advisers Act of 1940.

(4) These shares are reportedly owned by a passive investor. Pioneer Management Corporation is the investment company adviser of such investor and is registered under Section 203 of the Investment Advisers Act of 1940.

(5)     These  shares  are  reportedly   owned  of  record  by  several  limited
        partnerships formed under the laws of the State of Florida for the purpose of investing in securities of public company issuers, of which Fundamental Management Corporation is the sole managing general partner.
        C. Shelton James, a director of the Company, is the President of Fundamental Management Corporation. Excludes 14,793 shares of Company Common Stock owned by Mr. James as to which shares Fundamental Management Corporation disclaims beneficial ownership.

         Shares of Company Common Stock beneficially owned as of March 7, 1995 by each director, nominee for director and executive officer of the Company and by all directors and executive officers of the Company as a group are set forth in the following table. This table is based upon information furnished to the Company by such persons and statements filed with the Securities and Exchange Commission.

                                                BENEFICIAL OWNERSHIP OF SHARES(1)
                                                ---------------------------------
                                            NUMBER OF SHARES OF             PERCENT OF
                                            COMPANY COMMON STOCK            COMPANY
NAME                                        BENEFICIALLY OWNED(2)           COMMON STOCK(3)
- ------------------------------------------  ---------------------           ------------
Robert A. Carlson ............................          100,467                   1.40%
Stephen Barre ................................           17,654                     *
C. Shelton James(4)...........................           14,793                     *
Walter Lipkin ................................          123,846                   1.72%
John M. May ..................................           47,489                   1.08%
Robert D. Rosenthal ..........................           69,700                      *
Richard A. Schneider .........................           16,812                      *
Frank Tortorelli .............................          -0-                          *
All directors and officers
  as a group (8 persons) .....................          390,761                   5.43%

- --------

*      Less than 1%

(1) Directors and executive officers have sole voting power and sole investment power with respect to the shares listed opposite their names.


(2) Excludes options exercisable within 60 days of March 7, 1995 for such persons as follows: Mr. Carlson, 68,327; Mr. Barre, 3,120; Mr. James, 7,401; Mr. Lipkin, 3,120; Mr. May, 3,120; Mr. Rosenthal, 3,120; Mr.
        Schneider, 9,833; Mr. Tortorelli, 6,084; and all directors and officers as a group, 104,125.

(3) The percentages of Company Common Stock outstanding are based on 7,195,567 shares outstanding on March 7, 1995.


(4) Excludes 385,636 shares of Company Common Stock owned of record by several limited partnerships of which Fundamental Management Corporation, an investment company of which Mr. James is President, is the sole managing general partner, as to which shares Mr. James shares voting and dispositive power.

                              S I G N A T U R E S
                              --------------------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NAI TECHNOLOGIES, INC.

                                                  By: Richard A. Schneider
                                                     --------------------------
                                                      Richard A. Schneider
DATE:  April 26, 1995                                 Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                      Title                                  Date
- ---------                      -----                                  ----
 Robert A. Carlson
- ---------------------          President, Chief Executive        April 26, 1995
(Robert A. Carlson)            Officer and Director
                               (Chief Executive Officer)

 Stephen Barre
- ---------------------          Director                           April 26, 1995
(Stephen Barre)

 C. Shelton James
- ---------------------          Director                           April 26, 1995
(C. Shelton James)

 Walter Lipkin
- ---------------------          Director                           April 26, 1995
(Walter Lipkin)

 John M. May
- ---------------------          Director                           April 26, 1995
(John M. May)

 Robert Rosenthal
- ---------------------          Director                           April 26, 1995
(Robert Rosenthal)

 Richard A. Schneider
- ---------------------          Executive Vice President,          April 26, 1995
(Richard A. Schneider)         CFO, Treasurer, Secretary
                               and Director (Chief Financial
                               and Accounting Officer)

                               INDEX TO EXHIBITS


                                                                                        Page
    Exhibit (10)

    (a)   Executive Termination Agreement, dated as of February 9, 1995, with
          Mr. Carlson                                                                    14
    (b)   Executive Termination Agreement, dated as of February 9, 1995, with
          Mr. Schneider                                                                  18
    (c)   Executive Termination Agreement, dated as of February 9, 1995, with
          Mr. Tortorelli                                                                 22
    (d)   Registration Rights Agreement, dated as of April 12, 1995, with The Bank
          of New York and Chemical Bank                                                  26