Form 10-Q
period 1995-04-01
NAI TECHNOLOGIES INC
filed 1995-05-12
CIK 72575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
        EXCHANGE ACT OF 1934

        For the quarterly period ended April 1, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
        EXCHANGE ACT OF 1934

        For the transition period from___________________ to _______________



                         Commission File Number 0-3704

                             NAI TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            New York                             11-1798773
 (State or other  jurisdiction of     (IRS Employer Identification No.)
 incorporation or organization)

1000 Woodbury Road, Woodbury, New York           11797-2530
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (516) 364-4433

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X       No
                       -----       -----

As of May 8, 1995, 7,445,567 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)
[CAPTION]

- ----------------------------------------------------------------------------
                                                         Apr. 1,    Dec. 31,
                                                            1995        1994
                                                                   (Audited)
- ----------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                              $ 3,346     $ 1,658
  Accounts receivable, net                                11,147      12,508
  Income taxes receivable                                    786       4,732
  Inventories, net                                        15,170      14,052
  Deferred tax assets                                        379         378
  Other current assets                                       746         871
- ----------------------------------------------------------------------------
       Total current assets                               31,574      34,199
- ----------------------------------------------------------------------------

Property, plant and equipment, net                         7,514       7,657
Excess of cost over fair value of assets acquired, net    10,707      10,865
Other assets                                               1,069         999
- ----------------------------------------------------------------------------

      Total assets                                       $50,864     $53,720
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                          $   -       $   127
  Current installments of long-term debt                  15,707       2,179
  Accounts payable                                         7,454       7,484
  Accrued payroll and commissions                            376         535
  Other accrued expenses                                   4,847       6,435
  Income taxes payable                                       861         774
- ----------------------------------------------------------------------------
      Total current liabilities                           29,245      17,534
- ----------------------------------------------------------------------------

Notes payable                                               -          6,000
Long-term debt                                               344       7,990
Other accrued expenses                                     1,579       1,522
Deferred income taxes                                        378         378
- ----------------------------------------------------------------------------
      Total liabilities                                   31,546      33,424
- ----------------------------------------------------------------------------

Shareholders' Equity:
  Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                          -           -
  Common stock, $.10 par value, 10,000,000
    shares authorized; shares issued: 7,195,567
    in 1995 and 7,174,592 in 1994                           720          717
Capital in excess of par value                           14,740       14,718
Foreign currency translation adjustment                     198          107
Retained earnings                                          3,660       4,754
- ----------------------------------------------------------------------------
      Total shareholders' equity                          19,318      20,296
- ----------------------------------------------------------------------------
      Total liabilities and shareholders' equity         $50,864     $53,720
============================================================================



                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)

- --------------------------------------------------------------------------------
                                                      For the Three Months Ended
                                                      --------------------------
                                                         Apr. 1,     Apr. 2,
                                                           1995        1994
- --------------------------------------------------------------------------------

Net sales                                                $12,687     $15,516
- --------------------------------------------------------------------------------
Cost of sales                                             10,169      13,961
- --------------------------------------------------------------------------------
Gross margin                                               2,518       1,555
- --------------------------------------------------------------------------------
Selling expense                                            1,264       2,266
General and administrative expense                         1,351       1,924
Research and development                                     541       1,011
Restructuring expense                                         -        7,321
Other                                                         30         150
- --------------------------------------------------------------------------------
Total expenses                                             3,186      12,672
- --------------------------------------------------------------------------------
Operating loss                                              (668)    (11,117)
- --------------------------------------------------------------------------------
Non-operating income (expense)
  Interest income                                             54          12
  Interest expense                                          (394)       (314)
- --------------------------------------------------------------------------------
                                                            (340)       (302)
- --------------------------------------------------------------------------------
Loss before income taxes                                  (1,008)    (11,419)
Provision for (recovery of) income taxes                      86      (4,079)
- --------------------------------------------------------------------------------
Net loss                                                 $(1,094)    $(7,340)
================================================================================

Loss per common share                                    $( 0.15)    $( 1.08)
================================================================================

Average shares outstanding                                 7,190       6,781
================================================================================

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

- --------------------------------------------------------------------------------
                                                     For the Three Months Ended
                                                     --------------------------
                                                        Apr. 1,     Apr. 2,
                                                         1995        1994
- --------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                              $(1,094)     $(7,340)
  Adjustments to reconcile net loss
   to cash provided by operating activities:
  Depreciation and amortization                             549          810
  Gain on disposal of property, plant & equipment            (4)         -
  Change in assets and  liabilities,  excluding
  effects from  acquisitions  and
  foreign currency adjustments:
    Accounts receivable                                   1,361        2,734
    Inventories                                          (1,118)       1,983
    Accounts payable and other accrued expenses          (1,720)       6,711
    Income taxes                                           4,032      (4,308)
    Other, net                                                55         640
- --------------------------------------------------------------------------------
Net cash flow provided by operating activities             2,061       1,230
- --------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Contingent payment on purchase of KMS Advanced Products     -          (71)
  Purchase of property, plant and equipment                 (239)       (348)
  Proceeds from sale of property, plant and equipment          6           3
- --------------------------------------------------------------------------------
Net cash used in investing activities                       (233)       (416)
- --------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Issuances of notes payable                                   6       5,779
  Payments of notes payable                                 (133)     (5,053)
  Payments of long-term debt                                (118)     (1,123)
  Receipts of notes receivable                                -          106
  Proceeds from exercise of stock options
   and stock purchase plan                                    25          54
- --------------------------------------------------------------------------------
Net cash used in financing activities                       (220)       (237)
- --------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash             80         (14)
- --------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  1,688         563
Cash and cash equivalents at beginning of year             1,658       1,717
- --------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 3,346     $ 2,280
================================================================================

Supplemental disclosure of cash flow information:
 Cash paid for (refunded):
    Interest                                              $  371     $   292
    Income taxes                                         $(3,961)    $   176


                          OTHER FINANCIAL INFORMATION

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the three months ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1994 Annual Report on Form 10-K for the year ended December 31, 1994.

INVENTORIES

Inventories are summarized by major classification as follows:

- ----------------------------------------------------------------------------
                                                      Apr. 1,      Dec. 31,
                                                       1995          1994
                                                                   (Audited)
- ----------------------------------------------------------------------------
(In thousands of dollars)

  Raw materials and components                        $10,020      $ 9,698

  Work-in-process                                       4,535        3,849

  Finished goods                                          615          662

  Unliquidated progress payments                           -          (157)
- ----------------------------------------------------------------------------

  Inventories, net                                    $15,170      $14,052
============================================================================

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 1995 Compared with First Quarter 1994

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the first quarter of 1995 were $12.7 million, an 18% decrease when compared with $15.5 million for the same period in 1994.

The following chart provides the sales breakdown by product line:

In thousands of dollars                    1995          1994       % Change
- --------------------------------------------------------------------------------

Electronic Systems Segment
         Systems                          $ 4,477       $ 5,609        (20%)
         Component                          4,631         4,357          6%
         Service                            1,849         3,327        (44%)
                                          --------------------------------------
  Total Electronic Systems Segment         10,957        13,293        (18%)

Telecommunications Segment
         Line treatment                     1,199         1,380        (13%)
         Test equipment                       513           843        (39%)
         Data comm                             18             0        100%
                                          --------------------------------------

  Total Telecommunications Segment          1,730         2,223        (22%)
                                          --------------------------------------

  TOTAL                                   $12,687       $15,516        (18%)
                                          ======================================

Sales in the Electronic Systems segment (net of intercompany eliminations) decreased 18% to $11.0 million from $13.3 million for the same period in 1994.
The sales decrease was primarily attributable to lower systems revenue and service revenue, partially offset by higher component revenue. The decrease in systems revenue was principally attributable to delayed shipments at Codar. The Company has experienced significant delays in shipping products since mid-1994 when it consolidated its military products division located in Hauppauge, NY into Codar Technology, Inc., its wholly owned subsidiary in Longmont, CO. The decrease in service revenue is primarily attributable to the lower revenue from the Codar Division.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects approximately 50% of 1995 sales to be directly to the military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs which reduces the adverse impact of cancelling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 22% to $1.7 million as compared to $2.2 million for the same period in 1994. The decrease in sales was attributable to lower test equipment and line treatment revenues which were adversely affected by lower orders from the regional Bell operating companies and foreign telecommunications companies primarily due to their cost cutting initiatives. The Company believes this decline is temporary and that revenue will increase in the latter part of 1995 as the Company starts delivery of its new Enhanced Line Powered Amplifier products.

The gross margin percentage for the first quarter 1995 was 19.8% as compared with 10.0% for the same period in 1994. The 1995 gross margin percentage, while better than 1994, was still below historical standards as a result of reduced shipping volumes and significant rework costs experienced at Codar on products transferred from the Military Products division in Hauppauge, NY. The 1994 gross margin percentage was adversely affected by a $2.2 million charge to operations and an unfavorable mix of high and low margin product deliveries. The $2.2 million charge to operations was comprised of inventory write-offs and cost overruns associated with the start-up production of two new programs
(principally the NST-II program which is an enhanced version of the NST-I). Lower margins are expected to continue at least during the first half of 1995 as the Company continues its consolidation and repositioning efforts.

Selling expense for the first quarter 1995 was $1.3 million as compared with $2.3 million for the same period in 1994. This decrease is attributable to savings associated with the consolidation of the military products division in 1994.

General and administrative expenses for the first quarter 1995 were $1.4 million as compared with $1.9 million for the same period in 1994. This decrease is primarily attributable to savings associated with the previously mentioned restructuring in 1994.

Company-sponsored research and development expenditures for the first quarter 1995 were $0.5 million as compared with $1.0 million for the same period in 1994. This decrease is attributable to savings associated with the previously mentioned restructuring and the change in mix between Company-sponsored research and development and customer-funded research and development. A key component to the Electronic Systems' segment strategy is to focus on system integration business. Although systems integration work by its nature will require significant engineering content, such costs must be classified as contract costs and charged to cost of sales as opposed to Company-sponsored research and development (IR&D). Therefore, the amount charged to IR&D is expected to decrease from 1994 levels.

For the first quarter 1995 the Company had an operating loss of $0.7 million as compared with $11.1 million for the same period in 1994. The operating loss is primarily attributable to lower sales volume and margins and continuing inefficiencies. The 1994 operating loss included a $7.3 million restructuring expense.

Interest expense, net of interest income, remained the same at $0.3 million in the first quarters of 1995 and 1994.

The effective income tax recovery rate is below the combined statutory federal and state rates for the first quarter of 1995. The Company was unable to recognize a tax benefit for its loss in the first quarter of 1995 due to uncertainties as to whether or not a future benefit will be realized. Any earnings in 1995 will not be taxed at the statutory rate.

For the first quarter of 1995 the Company had a net loss of $1.1 million as compared with a net loss of $7.3 million in the first quarter of 1994. Loss per share was ($0.15) as compared with $(1.08) for the same period in 1994, based on a weighted average of 7.2 million and 6.8 million shares outstanding, respectively. The 1994 loss per share includes a pre-tax restructuring charge of $7.3 million.


Liquidity and Capital Resources

Although the Company reported a net loss of $1.1 million in the first quarter of 1995, it still generated a positive cash flow of $2.1 million from operations due to the receipt of a Federal tax refund of $4.0 million attributable to a tax loss carryback. Company operations have historically provided a positive cash flow. However, the Company is currently experiencing financial difficulties due to lower shipping volumes.

On April 7, 1995 the Company entered into an amended and restated credit agreement with its two primary lending institutions. Under the terms of the new agreement, the existing term debt and lines of credit were converted into a revolving credit line in exchange for a cash payment of $100,000 and the issuance of 250,000 shares of the Company's common stock. The new agreement requires quarterly principal payments, commencing in September 1995, of $875,000. The agreement, unless extended, expires on January 15, 1996 at which time the remaining principal balance of $13,425,000 will be due. The agreement allows for an extended maturity date to April 15, 1996 under certain conditions.

The repayment of the amount due will be dependent upon the Company's ability either to obtain alternate financing or to restructure the remaining balance due. The Company is considering several alternatives to achieve this, including the sale of common or preferred stock, the issuance of convertible debt, a business combination, the sale of all or a portion of the Company and the establishment of a borrowing relationship with new lending institutions. The Company has engaged Needham & Company, Inc. as its investment advisor to assist in this process. The ability of the Company to accomplish this will be dependent upon the Company's business prospects and operating results in 1995. The restructuring actions taken in 1994 have significantly reduced the expense structure of the Company. However, it is not certain that the Company will be able to achieve the revenue level necessary to return to profitability. The Company is taking action to minimize its cash outlays by deferring or eliminating discretionary expenses and capital asset purchases. The Company must increase its shipment rate to an acceptable level within the near future, or obtain additional financing, in order to meet its cash flow requirements during 1995.

At April 1, 1995 the Company's long-term secured debt totaled $16.1 million of which current installments were $15.7 million. This compares to $16.2 million at December 31, 1994 of which current installments were $2.2 million. The Company's long-term borrowings, secured by plant and equipment, bear interest at rates ranging from 70% of prime (9.0% at April 1, 1995) to 12.43%. With the acquisition of Lynwood, the Company assumed a 5 year business term loan in the amount of $0.3 million, with interest at 2% above the U.K. base rate (6.75% at April 1, 1995).

Cash and cash equivalents totaled $3.3 million at April 1, 1995 as compared to $1.7 million at December 31, 1994. Cash provided by operating activities amounted to $2.1 million in the first quarter of 1995 as compared to $1.2 million in the first quarter of 1994. In January 1995, the Company received a Federal tax refund of $4.0 million.

Cash of $0.2 million was used in investing activities during the first quarter of 1995. The major component was comprised of $0.2 million for the purchase of property, plant and equipment. Management expects total 1995 capital expenditures to be slightly higher than the 1994 expenditures. However, the Company expects to receive approximately $2.3 million from the sale of real estate over the next two years, including $1.7 million from the sale of its vacated manufacturing facility in Hauppauge, NY. Such sale is expected to take place in May 1995, and requires a down payment of $0.6 million with a note for the balance payable in two years. The down payment will be applied against existing debt under the revolving credit agreement.

During the first quarter of 1995, the Company made debt payments of $0.1 million and payments of notes payable of $0.1 million.


Inflation

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         a)       Exhibits

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K

                  None.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NAI TECHNOLOGIES, INC.
                                          (Registrant)





DATE May 12, 1995                     By:\s\Richard A. Schneider
     -----------------------         ---------------------------
                                     Richard A. Schneider
                                     Executive Vice President
                                     (On behalf of the registrant and as
                                     Principal Financial Officer)