Form 10-Q
period 1995-07-01
NAI TECHNOLOGIES INC
filed 1995-08-15
CIK 72575

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON,  D.C. 20549
                                     FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended July 1, 1995

                                       OR

 -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to


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

                    Yes  X       No
                       ----        ----

As of August 8, 1995, 7,459,437 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)

--------------------------------------------------------------------------------
                                                         July 1,     Dec. 31,
                                                          1995         1994
                                                       (Unaudited)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                              $  1,572    $  1,658
  Accounts receivables, net                                12,696      12,508
  Income taxes receivable                                     643       4,732
  Inventories, net                                         11,134      14,052
  Deferred tax asset                                          379         378
  Other current assets                                      1,299         871
--------------------------------------------------------------------------------
     Total current assets                                  27,723      34,199
--------------------------------------------------------------------------------
Property, plant and equipment, net                          5,574       7,657
Excess of cost over fair value of assets acquired, net     10,578      10,865
Long-term notes receivable                                  1,190        --
Other assets                                                1,038         999
--------------------------------------------------------------------------------
      Total assets                                       $ 46,103    $ 53,720
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                           $  --      $    127
  Current installments of long-term debt                   15,421       2,179
  Accounts payable                                          8,016       7,484
  Accrued payroll and commissions                             568         535
  Other accrued expenses                                    5,048       6,435
  Income taxes payable                                        120         774
--------------------------------------------------------------------------------
      Total current liabilities                            29,173      17,534
--------------------------------------------------------------------------------
Notes payable                                                --         6,000
Long-term debt                                                287       7,990
Other accrued expenses                                      2,298       1,522
Deferred income taxes                                         378         378
--------------------------------------------------------------------------------
      Total liabilities                                    32,136      33,424
--------------------------------------------------------------------------------
Shareholders' Equity:
  Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                           --          --
  Common stock, $.10 par value, 10,000,000
    shares authorized; shares issued: 7,459,437
    in 1995 and 7,174,592 in 1994                             745         717
  Capital in excess of par value                           15,215      14,718
  Foreign currency translation adjustment                     152         107
  Retained earnings                                        (2,145)      4,754
--------------------------------------------------------------------------------
      Total shareholders' equity                           13,967      20,296
--------------------------------------------------------------------------------
      Total liabilities and shareholders' equity         $ 46,103    $ 53,720
================================================================================

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                      For the Three Months Ended
                                                         July 1,        July 2,
                                                          1995           1994
--------------------------------------------------------------------------------
Net sales                                               $ 14,084       $ 14,909
--------------------------------------------------------------------------------
Cost of sales                                             15,911         10,651
--------------------------------------------------------------------------------
Gross margin                                              (1,827)         4,258
--------------------------------------------------------------------------------
Selling expense                                            1,242          2,056
General and administrative expense                         1,408          1,169
Research and development                                     485          1,005
Other                                                        196            131
--------------------------------------------------------------------------------
Total expenses                                             3,331          4,361
--------------------------------------------------------------------------------
Operating loss                                            (5,158)          (103)
--------------------------------------------------------------------------------
Non-operating income (expense)
  Deferred debt expense                                     (300)          --
  Interest income                                             34             11
  Interest expense                                          (357)          (361)
--------------------------------------------------------------------------------
                                                            (623)          (350)
--------------------------------------------------------------------------------
Loss before income taxes                                  (5,781)          (453)
Provision for (recovery of) income taxes                      24            (79)
--------------------------------------------------------------------------------
Net loss                                                $ (5,805)      $   (374)
================================================================================
Loss per common share                                   $  (0.78)      $  (0.06)
================================================================================
Average shares outstanding                                 7,418          6,793
================================================================================

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)

                                                      For the Six Months Ended
                                                         July 1,     July 2,
                                                          1995        1994

Net sales                                               $ 26,771       $ 30,425
--------------------------------------------------------------------------------
Cost of sales                                             26,080         24,612
--------------------------------------------------------------------------------
Gross margin                                                 691          5,813
--------------------------------------------------------------------------------
Selling expense                                            2,506          4,322
General and administrative expense                         2,759          3,093
Research and development                                   1,026          2,016
Restructuring Expense                                       --            7,321
Other                                                        226            281
--------------------------------------------------------------------------------
Total expenses                                             6,517         17,033
--------------------------------------------------------------------------------
Operating loss                                            (5,826)       (11,220)
--------------------------------------------------------------------------------
Non-operating income (expense)
  Deferred debt expense                                     (300)          --
  Interest income                                             88             23
  Interest expense                                          (751)          (675)
--------------------------------------------------------------------------------
                                                            (963)          (652)
--------------------------------------------------------------------------------
Loss before income taxes                                  (6,789)       (11,872)
Provision for (recovery of) income taxes                     110         (4,158)
--------------------------------------------------------------------------------
Net loss                                                $ (6,899)      $ (7,714)
================================================================================
Loss per common share                                   $  (0.94)      $  (1.14)
================================================================================
Average shares outstanding                                 7,304          6,787
================================================================================

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                            For the Six Months Ended
                                                                              July 1,    July 2,
                                                                               1995        1994
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                                                    $(6,899)   $(7,714)
  Adjustments to reconcile net loss
    to cash provided by operating activities:
  Depreciation and amortization                                                 1,377      1,289
  Gain on disposal of property, plant & equipment                                  (4)      --
Change in assets and liabilities, excluding effects
  from acquisitions and foreign currency adjustments:
    Accounts receivable                                                          (188)     3,115
    Inventories                                                                 2,918      2,357
    Accounts payable and other accrued expenses                                  (697)     5,079
    Income taxes                                                                4,184     (3,915)
    Other, net                                                                     73        812
----------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                                    764      1,023
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Contingent payment on purchase of KMS Advanced Products                         (26)      (104)
  Purchase of property, plant and equipment                                      (378)      (708)
  Proceeds from sale of property, plant and equipment                             417         26
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                13       (786)
----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Issuances of notes payable                                                        6      7,779
  Payments of notes payable                                                      (133)    (5,053)
  Payments of long-term debt                                                     (461)    (2,108)
  Receipts of notes receivable                                                   --          158
  Payments for debt restructuring                                                (340)      --
  Proceeds from exercise of stock options
    and stock purchase plan                                                        25        104
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              (903)       880
----------------------------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash                                  40        102
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              (86)     1,219
Cash and cash equivalents at beginning of year                                  1,658      1,717
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 1,572    $ 2,936
====================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid (refunded) for:
    Interest                                                                  $   743    $   652
    Income taxes                                                              $(3,949)   $  (241)
  Non-cash investing and financing activities
    Notes receivable from sale of property                                    $ 1,190       --
    Common stock issued in debt restructuring                                 $   500       --
====================================================================================================

                          OTHER FINANCIAL INFORMATION


UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ('SEC') and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the six months ended July 1, 1995 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


INVENTORIES

Inventories are summarized by major classification as follows:


--------------------------------------------------------------------------------
                                                      July 1,           Dec. 31,
                                                       1995               1994
                                                    (Unaudited)
--------------------------------------------------------------------------------
(In thousands of dollars)
  Raw materials and components                        $  7,042         $  9,698
  Work-in-process                                        3,715            3,849
  Finished goods                                           553              662
  Unliquidated progress payments                          (176)            (157)
--------------------------------------------------------------------------------
  Inventories, net                                    $ 11,134         $ 14,052
================================================================================

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1995 Compared with Second Quarter 1994

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the second quarter of 1995 were $14.1 million, a 6% decrease when compared with $14.9 million for the same period in 1994.

The following chart provides the sales breakdown by product line for the second quarter:


In thousands of dollars                       1995        1994        % Change
--------------------------------------------------------------------------------
Electronic Systems Segment
          Systems                              $ 4,640    $ 5,762        (19%)
          Component                              5,791      4,082         42%
          Service                                1,863      2,984        (38%)
                                            -----------------------------------
   Total Electronic Systems Segment             12,294     12,828         (4%)

Telecommunications Segment
          Line treatment                         1,024      1,354        (24%)
          Test equipment                           763        727          5%
          Data comm                                  3        --         100%
                                            ------------------------------------

  Total Telecommunications Segment               1,790      2,081        (14%)
                                            ------------------------------------

  TOTAL                                        $14,084    $14,909         (6%)
                                            ====================================

Sales in the Electronic Systems segment (net of intercompany eliminations) decreased 4% to $12.3 million from $12.8 million for the same period in 1994. The sales decrease was primarily attributable to lower systems revenue and service revenue, partially offset by higher component revenue. The decrease in systems revenue was principally attributable to the completion of the NST-II contract in the second quarter of 1994 offset by higher systems revenue from
NAI's Systems Division. The decrease in service revenue is primarily attributable to the lower revenue from Codar Technology, Inc. The increase in component revenue is attributable to higher shipments of rugged computers from Codar Technology, Inc.

The 1994 second quarter had approximately $5.0 million of revenue produced at the Hauppauge facility which was subsequently closed in September 1994 when the Military Products Division was consolidated into one location at Codar. The merging of the two businesses placed significant strain on Codar which resulted in delayed shipments and significant cost overruns on long-term contracts, large losses and significant cash issues.

In 1995 the Company reorganized the Codar management. During the second quarter of 1995, which was the first full quarter under the new management team, the Company recorded mixed results. Revenue was $7.5 million, the highest in Codar's history. Operating losses during the quarter were $3.0 million primarily due to cost overruns on long-term contracts which were recognized during the quarter and inventory write-downs on slow moving or obsolete inventory.

Sales in the Telecommunications segment decreased 14% to $1.8 million as compared to $2.1 million for the same period in 1994. The decrease in sales was attributable to lower line treatment revenue which was adversely affected by lower orders from the regional Bell operating companies and foreign telecommunications companies. The Company believes this decline is temporary and that revenue will increase now that the Company has begun delivery of its new Enhanced Line Powered Amplifier products.

The consolidated gross margin percentage for the second quarter of 1995 was (13.0%) as compared with 28.6% for the same period in 1994. The gross margin percentage was adversely affected by a $4.7 million charge to operations and an unfavorable mix of high and low margin product deliveries. The $4.7 million charge to operations was attributable to cost growth on certain long-term contracts due to engineering design changes and greater than anticipated labor and material costs and increased provisions for slow moving, excess and obsolete inventory at Codar. Low margins are expected to continue at least during the third quarter of 1995 principally at Codar due to a disproportionate level of low margin revenue as a result of past cost overruns on certain long-term contracts for which the Company continues to provide products.

Selling expense for the second quarter of 1995 was $1.2 million as compared with $2.1 million for the same period in 1994. This decrease is attributable to savings associated with the consolidation of the military products division in the third quarter of 1994.

General and administrative expenses for the second quarter of 1995 were $1.4 million as compared with $1.2 million for the same period in 1994. This increase is primarily attributable to higher general and administrative expenses at the Codar subsidiary as a result of increased management resources, partially offset by the savings associated with the previously mentioned consolidation in 1994. The 1994 second quarter was favorably impacted by the reversal of certain over-accruals.

Company-sponsored research and development expenditures for the second quarter of 1995 were $0.5 million as compared with $1.0 million for the same period in 1994. This decrease is attributable to savings associated with the previously mentioned consolidation and the change in mix between Company-sponsored research and development and customer-funded research and development. A key component to the Electronic Systems segment's strategy is to focus on its systems integration business. Although systems integration work by its nature will require significant engineering content, such costs must be classified as contract costs and charged to cost of sales as opposed to Company-sponsored research and development (IR&D).

For the second quarter of 1995 the Company had an operating loss of $5.2 million as compared with a loss of $0.1 million for the same period in 1994. The operating loss was primarily attributable to the $4.7 million charge previously noted and lower sales volume.

Interest expense, net of interest income, was $0.3 million in the second quarter of 1995, approximately the same as the comparable quarter of 1994. The second quarter of 1995 also included a $0.3 million charge for debt restructuring expense related to the April 7, 1995 agreement reached with the Company's two lending institutions.

The Company was unable to recognize a tax benefit for its loss in the second quarter of 1995 due to uncertainties as to whether or not a future benefit will be realized. Any earnings in 1995 will not be taxed at the statutory rate. The small tax provision is associated with Lynwood Scientific Development Ltd., the Company's U.K. subsidiary.

For the second quarter of 1995 the Company had a net loss of $5.8 million as compared with a net loss of $0.4 million in the second quarter of 1994. Loss per share was $(0.78) as compared with $(0.06) for the same period in 1994, based on a weighted average of 7.4 million and 6.8 million shares outstanding, respectively. The 1994 loss per share includes a pre-tax restructuring charge of $7.3 million.

First Six Months 1995 Compared with First Six Months 1994

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the first six months of 1995 were $26.8 million, a 12% decrease when compared with $30.4 million for the same period in 1994.

The following chart provides the sales breakdown by product line for the first six months:



In thousands of dollars                        1995       1994          % Change
--------------------------------------------------------------------------------
Electronic Systems Segment
          Systems                              $ 9,117    $ 9,863         (8%)
          Component                             10,422      9,631          8%
          Service                                3,712      6,627        (44%)
                                          --------------------------------------
   Total Electronic Systems Segment             23,251     26,121        (11%)

Telecommunications Segment
          Line treatment                         2,223      2,732        (19%)
          Test equipment                         1,276      1,572        (19%)
          Data comm                                 21       --          100%
                                         ---------------------------------------

  Total Telecommunications Segment               3,520      4,304        (18%)
                                          --------------------------------------

  TOTAL                                        $26,771    $30,425        (12%)
                                        ========================================

Sales in the Electronic Systems segment (net of intercompany eliminations) decreased 11% to $23.3 million from $26.1 million for the same period in 1994.
The sales decrease was primarily attributable to lower systems revenue and service revenue, partially offset by higher component revenue. The decrease in systems revenue was principally attributable to the completion of the NST-II contract in the second quarter of 1994 offset by higher systems revenue from
NAI's Systems Division. The decrease in service revenue is primarily attributable to the lower revenue from Codar Technology, Inc. The increase in component revenue is attributable to higher shipments of rugged computers by Codar Technology, Inc.

The Company expects a significant amount of 1995 sales to be directly to the military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs which reduces the adverse impact of cancelling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 18% to $3.5 million as compared to $4.3 million for the same period in 1994. The decrease in sales was attributable to lower line treatment and test equipment revenue which was adversely affected by lower orders from the regional Bell operating companies and foreign telecommunications companies primarily due to their cost cutting measures. The Company believes this decline is temporary and that revenue will increase now that the Company has begun delivery of its new Enhanced Line Powered Amplifier products.

The consolidated gross margin percentage for the first six months of 1995 was 2.6% as compared with 19.1% for the same period in 1994. The gross margin percentage was adversely affected by a $4.7 million charge to operations and an unfavorable mix of high and low margin product deliveries. The $4.7 million charge to operations was attributable to cost growth on certain long-term contracts due to engineering design changes and greater than anticipated labor and material costs and increased provisions for slow moving, excess and obsolete inventory. Low margins are expected to continue at least during the third quarter of 1995 principally at Codar due to a disproportionate level of low margin revenue as a result of past cost overruns on certain long-term contracts for which the Company continues to provide products.

Selling expense for the first six months of 1995 was $2.5 million as compared with $4.3 million for the same period in 1994. This decrease is attributable to savings associated with the consolidation of the military products division in the third quarter of 1994.

General and administrative expenses for the first six months of 1995 were $2.8 million as compared with $3.1 million for the same period in 1994. This decrease is primarily attributable to savings associated with the previously mentioned consolidation in 1994, partially offset by higher general and administrative expenses at the Codar subsidiary as a result of increased management resources.

Company-sponsored research and development expenditures for the first half of 1995 were $1.0 million as compared with $2.0 million for the same period in 1994. This decrease is attributable to savings associated with the previously mentioned consolidation and the change in mix between Company-sponsored research and development and customer-funded research and development. A key component to the Electronic Systems segment's strategy is to focus on its systems integration business. Although systems integration work by its nature will require significant engineering content, such costs must be classified as contract costs and charged to cost of sales as opposed to Company-sponsored research and development (IR&D).

For the first six months of 1995 the Company had an operating loss of $5.8 million as compared with a loss of $11.2 million for the same period in 1994. The operating loss was primarily due to the $4.7 million charge previously noted and lower sales volume. The 1994 operating loss included a $7.3 million restructuring expense.

Interest expense, net of interest income, was $0.7 million in the first half of 1995, the same as the first half of 1994. The second quarter of 1995 also included a $0.3 million charge for debt restructuring expense related to the April 7, 1995 agreement reached with the Company's two lending institutions.

The effective income tax expense rate is below the combined statutory federal and state rates for the first six months of 1995. The Company was unable to recognize a tax benefit for its loss in the first six months of 1995 due to uncertainties as to whether or not a future benefit will be realized. Any earnings in 1995 will not be taxed at the statutory rate.

For the first six months of 1995 the Company had a net loss of $6.9 million as compared with a net loss of $7.7 million in the first six months of 1994. Loss per share was $(0.94) as compared with $(1.14) for the same period in 1994, based on a weighted average of 7.3 million and 6.8 million shares outstanding, respectively. The 1994 loss per share includes a pre-tax restructuring charge of $7.3 million.

Liquidity and Capital Resources

Although the Company reported a net loss of $6.9 million in the first six months of 1995, it still generated a positive cash flow of $0.8 million from operations due to the receipt in January of a Federal tax refund of $4.0 million attributable to the 1994 tax loss carryback. Company operations have historically provided a positive cash flow. However, the Company is currently experiencing financial difficulties due to lower shipping volumes and cost overruns on certain long-term contracts.

Although the second quarter revenue level was up approximately 11% over the first quarter revenue level, the Company is still shipping at a revenue rate below breakeven. The Company must continue to increase its shipment rate. However, its ability to do so is constrained by a shortage of working capital.

On April 7, 1995 the Company entered into an amended and restated credit agreement with its two primary lending institutions. Under the terms of the new agreement, the existing term debt and lines of credit were converted into a revolving credit line in exchange for a cash payment of $100,000 and the issuance of 250,000 shares of the Company's common stock. The new agreement required quarterly principal payments, commencing in September 1995, of $875,000 with a balloon payment of $13,425,000 due on January 15, 1996. At July 1, 1995 the Company was in violation of certain debt covenants of this new agreement. The defaults have been waived and the agreement has been amended to establish new covenants. In addition, the payment of a fee of $50,000 and quarterly principal payments which were scheduled to begin in September 1995 were deferred and added to the balloon payment due on January 15, 1996.

The payment of the $15,175,000 principal obligation in January 1996, will be dependent upon the Company's ability either to obtain alternate financing or to restructure the remaining balance due. The Company is considering several alternatives to achieve this, including the sale of common or preferred stock, the issuance of convertible debt, a business combination, the sale of all or a portion of the Company and the establishment of a borrowing relationship with new lending institutions. The Company continues to work with Needham & Company, Inc. as its investment advisor to assist in this process. The ability of the Company to accomplish this will be dependent upon the Company's business prospects and operating results in 1995. The restructuring actions taken in 1994 have significantly reduced the expense structure of the Company. However, it is not certain that the Company will be able to achieve the revenue level necessary to return to profitability. The Company is taking action to minimize its cash outlays by deferring or eliminating discretionary expenses and capital asset purchases. The Company must increase its shipment rate to an acceptable level within the near future, or obtain additional financing, in order to meet its cash flow requirements during 1995.

At July 1, 1995 the Company's long-term secured debt totaled $15.7 million of which current installments were $15.4 million. This compares to $16.2 million at December 31, 1994 of which current installments were $2.2 million. The Company's long-term borrowings, secured by plant and equipment, bear interest at rates ranging from 70% of prime (8.75% at July 1, 1995) to 12.43%.

Cash and cash equivalents totaled $1.6 million at July 1, 1995 as compared to $1.7 million at December 31, 1994. Cash provided by operating activities amounted to $0.8 million in the first six months of 1995 as compared to $1.0 million in the first six months of 1994. In January 1995, the Company received a Federal tax refund of $4.0 million.

For the first six months of 1995 the Company used cash of $0.4 million for the purchase of property, plant and equipment. In May 1995, the Company sold its vacated manufacturing facility located in Hauppauge, NY, and received cash of $0.4 million with a note for the balance payable in two years in the amount of $1.2 million.

For the first six months of 1995, the Company made debt principal payments of $0.5 million and payments against notes payable of $0.1 million.

Inflation

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

Backlog

The backlog of unfilled orders at July 1, 1995 stood at $48.2 million compared to $36.0 million at July 2, 1994. Approximately 80% of the backlog is scheduled for delivery over the next twelve months.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

         On July 13, 1995 the Company announced that Diagnostic/Retrieval Systems, Inc. ('DRS') informed NAI that DRS will not proceed with the proposed merger of NAI into DRS on the terms previously announced. Under the prior proposal, NAI shareholders would have received .6 share of DRS Class B common stock for each outstanding share of NAI common stock. NAI and DRS may continue to discuss whether another transaction with revised terms can be structured, but there can be no assurance that any transaction will take place.

         NAI stated that it was disappointed that the merger could not be accomplished on the prior terms. NAI stated that it will continue to seek strategic and financing alternatives, including new financing, a business combination, or the sale of all or a portion of the Company.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit 27--Financial Data Schedule (EDGAR filing only).


b)       Reports on Form 8-K

         None.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NAI TECHNOLOGIES, INC.
                                          (Registrant)





DATE August 15, 1995                By:\s\Richard A. Schneider
                                    --------------------------
                                        Richard A. Schneider
                                      Executive Vice President
                                    (On behalf of the registrant and as
                                    Principal Financial Officer)