Form 10-Q
period 1995-09-30
NAI TECHNOLOGIES INC
filed 1995-11-08
CIK 72575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                      --------------   ----------------


                         Commission File Number 0-3704


                             NAI TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


            New York                                  11-1798773
  (State or other  jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

1000 Woodbury Road, Woodbury, New York                11797-2530
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


                                   Yes X   No
                                      ---    ---


As of October 25, 1995, 7,459,437 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.










                            Exhibit Index on Page 16

                             NAI TECHNOLOGIES, INC.
                             ----------------------

                                     INDEX
                                     -----

                                                                       PAGE

Facing Sheet                                                            1

Index                                                                   2


PART I.   Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets -                                 3
            September 30, 1995 and December 31, 1994

          Consolidated Statements of Operations -                       4
            Three months ended September 30, 1995 and
            October 1, 1994

          Consolidated Statements of Operations -                       5
            Nine months ended September 30, 1995 and
            October 1, 1994

          Consolidated Statements of Cash Flows -                       6
            Nine months ended September 30, 1995 and
            October 1, 1994

          Other financial information                                   7

  Item 2. Management's Discussion and Analysis of                     8-13
           Financial Condition and Results of Operations


PART II.  Other Information                                            14


Signatures                                                             15


Exhibits                                                               16

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)

--------------------------------------------------------------------------------------------
                                                                       Sept. 30,    Dec. 31,
                                                                         1995         1994
                                                                     (Unaudited)
--------------------------------------------------------------------------------------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                            $ 1,436      $ 1,658
  Accounts receivables, net                                             14,043       12,508
  Income taxes receivable                                                  -          4,732
  Inventories, net                                                      10,983       14,052
  Deferred tax asset                                                       372          378
  Other current assets                                                   1,242          871
--------------------------------------------------------------------------------------------

        Total current assets                                            28,076       34,199
--------------------------------------------------------------------------------------------

Property, plant and equipment, net                                       5,252        7,657
Excess of cost over fair value of assets acquired, net                  10,497       10,865
Long-term notes receivable                                               1,190          -
Other assets                                                               666          999
--------------------------------------------------------------------------------------------

      Total assets                                                     $45,681      $53,720
============================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Notes payable                                                      $     -        $   127
  Current installments of long-term debt                                15,437        2,179
  Accounts payable                                                       9,489        7,484
  Accrued payroll and commissions                                          369          535
  Other accrued expenses                                                 5,290        6,435
  Income taxes payable                                                     238          774
--------------------------------------------------------------------------------------------

      Total current liabilities                                         30,823       17,534
--------------------------------------------------------------------------------------------

Notes payable                                                              -          6,000
Long-term debt                                                             249        7,990
Other accrued expenses                                                   2,588        1,522
Deferred income taxes                                                      378          378
--------------------------------------------------------------------------------------------

      Total liabilities                                                 34,038       33,424
--------------------------------------------------------------------------------------------

Shareholders' Equity:
  Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                                         -            -
  Common stock, $.10 par value, 10,000,000
    shares authorized; shares issued: 7,459,437
    in 1995 and 7,174,592 in 1994                                          746          717
  Capital in excess of par value                                        15,249       14,718
  Foreign currency translation adjustment                                   89          107
  Retained earnings                                                     (4,441)       4,754
--------------------------------------------------------------------------------------------

      Total shareholders' equity                                        11,643       20,296
--------------------------------------------------------------------------------------------

      Total liabilities and shareholders' equity                       $45,681      $53,720
============================================================================================

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                      For the Three Months Ended
                                                      --------------------------
                                                         Sept. 30,    Oct. 1,
                                                           1995        1994
--------------------------------------------------------------------------------

Net sales                                                $15,887     $12,093
--------------------------------------------------------------------------------

Cost of sales                                             14,097       9,427
--------------------------------------------------------------------------------

Gross margin                                               1,790       2,666
--------------------------------------------------------------------------------

Selling expense                                            1,269       1,644
General and administrative expense                         1,413       1,200
Research and development                                     425         657
Other                                                        170          55
--------------------------------------------------------------------------------

Total expenses                                             3,277       3,556
--------------------------------------------------------------------------------

Operating loss                                            (1,487)       (890)
--------------------------------------------------------------------------------
Non-operating income (expense)
  Deferred debt expense                                     (300)        -
  Interest income                                             48          39
  Interest expense                                          (446)       (397)
--------------------------------------------------------------------------------

                                                            (698)       (358)
--------------------------------------------------------------------------------
Loss before income taxes                                  (2,185)     (1,248)
Provision for (recovery of) income taxes                     111        (417)
--------------------------------------------------------------------------------


Net loss                                                 $(2,296)    $  (831)
================================================================================

Loss per common share                                    $( 0.31)    $ (0.12)
================================================================================


Average shares outstanding                                 7,459       6,808
================================================================================

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------
                                                      For the Nine Months Ended
                                                      -------------------------
                                                         Sept. 30,   Oct. 1,
                                                           1995        1994
-------------------------------------------------------------------------------
Net sales                                                $42,658     $42,518
-------------------------------------------------------------------------------

Cost of sales                                             40,177      34,039
-------------------------------------------------------------------------------

Gross margin                                               2,481       8,479
-------------------------------------------------------------------------------

Selling expense                                            3,775       5,966
General and administrative expense                         4,172       4,293
Research and development                                   1,451       2,673
Restructuring Expense                                         -        7,321
Other                                                        396         336
-------------------------------------------------------------------------------

Total expenses                                             9,794      20,589
-------------------------------------------------------------------------------

Operating loss                                            (7,313)    (12,110)
-------------------------------------------------------------------------------

Non-operating income (expense)
  Deferred debt expense                                     (600)        -
  Interest income                                            136          62
  Interest expense                                        (1,197)     (1,072)
-------------------------------------------------------------------------------

                                                          (1,661)     (1,010)
-------------------------------------------------------------------------------
Loss before income taxes                                  (8,974)    (13,120)
Provision for (recovery of) income taxes                     221      (4,575)
-------------------------------------------------------------------------------

Net loss                                                 $(9,195)    $(8,545)
===============================================================================


Loss per common share                                    $( 1.25)    $( 1.26)
===============================================================================

Average shares outstanding                                 7,356       6,794
===============================================================================

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                                      For the Nine Months Ended
                                                                      -------------------------
                                                                       Sept. 30,        Oct. 1,
                                                                          1995           1994
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                                              $(9,195)       $(8,545)
  Adjustments to reconcile net loss
    to cash provided by operating activities:
  Depreciation and amortization                                           2,190          1,865
  (Gain) loss on disposal of property, plant & equipment                     (2)         2,298
Change in assets and liabilities, excluding effects from
  acquisitions and foreign currency adjustments:
    Accounts receivable                                                  (1,535)         2,465
    Inventories                                                           3,069          1,360
    Accounts payable and other accrued expenses                           1,859          3,128
    Income taxes                                                          4,202         (3,968)
    Other, net                                                              252            752
-----------------------------------------------------------------------------------------------

 Net cash flow provided by (used in) operating activities                   840           (645)
-----------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Contingent payment on purchase of KMS Advanced Products                  (103)          (149)
  Purchase of property, plant and equipment                                (439)          (804)
  Proceeds from sale of property, plant and equipment                       440             28
-----------------------------------------------------------------------------------------------

Net cash used in investing activities                                      (102)          (925)
-----------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Issuances of notes payable                                                  6          8,422
  Payments of notes payable                                                (133)        (5,117)
  Payments of long-term debt                                               (533)        (3,067)
  Receipts of notes receivable                                              -              223
  Payments for debt restructuring                                          (340)           -
  Proceeds from exercise of stock options
    and stock purchase plan                                                  60            108
-----------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                        (940)           569
-----------------------------------------------------------------------------------------------

Effect of foreign currency exchange rates on cash                           (20)           157
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (222)          (844)
Cash and cash equivalents at beginning of year                            1,658          1,717
-----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $ 1,436         $  873
===============================================================================================

Supplemental disclosure of cash flow information:
  Cash paid (refunded) for:
    Interest                                                            $ 1,049        $ 1,057
    Income taxes                                                        $(4,725)       $  (606)
  Non-cash investing and financing activities
    Notes receivable from sale of property                              $ 1,190            -
    Common stock issued in debt restructuring                           $   500            -
===============================================================================================

                          OTHER FINANCIAL INFORMATION
                          ---------------------------


UNAUDITED FINANCIAL STATEMENTS
------------------------------

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ('SEC') and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


INVENTORIES

Inventories are summarized by major classification as follows:

---------------------------------------------------------------------------
                                                     Sept. 30,     Dec. 31,
                                                       1995          1994
                                                    (Unaudited)
---------------------------------------------------------------------------
(In thousands of dollars)

  Raw materials and components                        $ 6,554     $ 9,698

  Work-in-process                                       4,599       3,849

  Finished goods                                          469         662

  Unliquidated progress payments                         (639)       (157)
---------------------------------------------------------------------------

  Inventories, net                                    $10,983     $14,052
===========================================================================

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Third Quarter 1995 Compared with Third Quarter 1994
---------------------------------------------------

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the third quarter of 1995 were $15.9 million, a 31% increase when compared with $12.1 million for the same period in 1994.

The following chart provides the sales breakdown by product line for the third quarter:

In thousands of dollars                     1995          1994      % Change
---------------------------------------------------------------------------

Electronic Systems Segment
         Systems                          $ 8,824       $ 4,172        112%
         Component                          3,105         4,027        (23%)
         Service                            1,411         2,180        (35%)
                                          ----------------------------------
  Total Electronic Systems Segment         13,340        10,379         29%

Telecommunications Segment
         Line treatment                     1,859         1,215         53%
         Test equipment                       672           499         35%
         Data comm                             16           -          100%
                                          ---------------------------------

  Total Telecommunications Segment          2,547         1,714         49%
                                          ---------------------------------

  TOTAL                                   $15,887       $12,093         31%
                                          =================================

Sales in the Electronic Systems segment (net of intercompany eliminations) increased 29% to $13.3 million from $10.4 million for the same period in 1994. The sales increase was primarily attributable to higher systems integration revenue, partially offset by lower component revenue and service revenue. The increase in systems integration revenue was principally attributable to higher systems integration revenue from NAI's Systems and Lynwood Divisions. The decrease in service and component revenue is primarily attributable to the lower revenue from Codar Technology and the closing of the Military Products Division which was consolidated into Codar in September 1994.

The 1994 third quarter had approximately $1.7 million of revenue produced at the Hauppauge facility which was subsequently closed in September 1994 when the Military Products Division was consolidated into one location at Codar. The merging of the two businesses has placed significant strain on Codar which has resulted in delayed shipments, significant cost overruns on long-term contracts, large losses and significant cash constraints.

Sales in the Telecommunications segment increased 49% to $2.5 million as compared to $1.7 million for the same period in 1994. The increase in sales was attributable to higher line treatment revenue which increased 53% due to initial deliveries of Wilcom's new Enhanced Line Powered Amplifier products. The test equipment revenue increased as a result of increased orders from the regional Bell operating companies.

The consolidated gross margin percentage for the third quarter of 1995 was 11.3% as compared with 22.0% for the same period in 1994. The gross margin percentage was adversely affected by a $1.4 million charge to operations and an unfavorable mix of high and low margin product deliveries. The $1.4 million charge to operations was attributable to cost growth on certain long-term contracts due to engineering design changes, greater than anticipated labor and material costs and under absorbed overhead expense. Although margins are expected to improve, low margins are expected to continue at least during the fourth quarter of 1995 principally at Codar due to a disproportionate level of low margin revenue as a result of past cost overruns on certain long-term contracts for which the Company continues to provide products.

Selling expense for the third quarter of 1995 was $1.3 million as compared with $1.6 million for the same period in 1994. This decrease is attributable to savings associated with the consolidation of the Military Products Division in the third quarter of 1994.

General and administrative expenses for the third quarter of 1995 were $1.4 million as compared with $1.2 million for the same period in 1994. This increase is primarily attributable to higher general and administrative expenses at the Codar subsidiary as a result of increased management resources, partially offset by the savings associated with the previously mentioned consolidation in 1994. The 1994 third quarter was favorably impacted by the reversal of certain over-accruals.

Company-sponsored research and development expenditures for the third quarter of 1995 were $0.4 million as compared with $0.7 million for the same period in 1994. This decrease is attributable to savings associated with the previously mentioned consolidation and the change in mix between Company-sponsored research and development and customer-funded research and development. A key component to the Electronic Systems segment's strategy is to focus on its systems integration business. Although systems integration work by its nature will require significant engineering content, such costs must be classified as contract costs and charged to cost of sales as opposed to Company-sponsored research and development (IR&D).

For the third quarter of 1995 the Company had an operating loss of $1.5 million as compared with a loss of $0.9 million for the same period in 1994. The operating loss was primarily attributable to the $1.4 million charge previously noted.

Interest expense, net of interest income, was $0.7 million in the third quarter of 1995, as compared with $0.4 million in the comparable quarter of 1994. The second quarter of 1995 also included a $0.3 million charge for debt restructuring expense related to the April 7, 1995 agreement reached with the Company's two lending institutions.

The Company was unable to recognize a tax benefit for its loss in the third quarter of 1995 due to uncertainties as to whether or not a future benefit will be realized. Any earnings in 1995 will not be taxed at the statutory rate. The small tax provision is associated with Lynwood Scientific Developments Ltd., the Company's U.K. subsidiary.

For the third quarter of 1995 the Company had a net loss of $2.3 million as compared with a net loss of $0.8 million in the third quarter of 1994. Loss per share was $(0.31) as compared with $(0.12) for the same period in 1994, based on a weighted average of 7.5 million and 6.8 million shares outstanding, respectively.

First Nine Months 1995 Compared with First Nine Months 1994
-----------------------------------------------------------

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the first nine months of 1995 were $42.7 million, basically unchanged when compared with $42.5 million for the same period in 1994.

The following chart provides the sales breakdown by product line for the first nine months:


In thousands of dollars                    1995          1994        % Change
--------------------------------------------------------------------------

Electronic Systems Segment
         Systems                          $21,754       $14,035         55%
         Component                          9,714        13,658        (29%)
         Service                            5,123         8,807        (42%)
                                          ----------------------------------
  Total Electronic Systems Segment         36,591        36,500          0%

Telecommunications Segment
         Line treatment                     4,081         3,947          3%
         Test equipment                     1,948         2,071        ( 6%)
         Data comm                             38           -          100%
                                          ---------------------------------

  Total Telecommunications Segment          6,067         6,018          1%
                                          ---------------------------------

  TOTAL                                   $42,658       $42,518          0%
                                          =================================

The sales increase was primarily attributable to higher systems integration revenue, partially offset by lower component and service revenues. The increase in systems revenue was principally attributable to higher systems integration revenue from NAI's Systems Division. The decrease in service and component revenue is primarily attributable to lower revenue from Codar Technology and the closing of the Military Products Division which was consolidated into Codar in September 1994.

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

Sales in the Telecommunications segment increased 1% to $6.1 million as compared to $6.0 million for the same period in 1994. The increase in sales was attributable to higher line treatment revenue due to deliveries of Wilcom's new Enhanced Line Powered Amplifier products. Test equipment revenue decreased due to lower orders from the regional Bell operating companies and foreign telecommunications companies primarily due to their cost cutting measures.

The consolidated gross margin percentage for the first nine months of 1995 was 5.8% as compared with 19.9% for the same period in 1994. The gross margin percentage was adversely affected by a $6.1 million charge to operations and an unfavorable mix of high and low margin product deliveries. The $6.1 million charge to operations was attributable to cost growth on certain long-term contracts due to engineering design changes, greater than anticipated labor and material and overhead costs and increased provisions for slow moving, excess and obsolete inventory. Low margins are expected to continue at least during the fourth quarter of 1995 principally at Codar due to a disproportionate level of low margin revenue as a result of past cost overruns on certain long-term contracts for which the Company continues to provide products.

Selling expense for the first nine months of 1995 was $3.8 million as compared with $6.0 million for the same period in 1994. This decrease is attributable to savings associated with the consolidation of the military products division in the third quarter of 1994.

General and administrative expenses for the first nine months of 1995 were $4.2 million as compared with $4.3 million for the same period in 1994. This decrease is primarily attributable to savings associated with the previously mentioned consolidation in 1994, partially offset by higher general and administrative expenses at the Codar subsidiary as a result of increased management resources.

Company-sponsored research and development expenditures for the first nine months of 1995 were $1.5 million as compared with $2.7 million for the same period in 1994. This decrease is attributable to savings associated with the previously mentioned consolidation and the change in mix between Company-sponsored research and development and customer-funded research and development. A key component to the Electronic Systems segment's strategy is to focus on its systems integration business. Although systems integration work by its nature will require significant engineering content, such costs must be classified as contract costs and charged to cost of sales as opposed to Company-sponsored research and development (IR&D).

For the first nine months of 1995 the Company had an operating loss of $7.3 million as compared with a loss of $12.1 million for the same period in 1994. The operating loss in 1995 was primarily due to the $6.1 million charge previously noted and lower sales volume. The 1994 operating loss included a $7.3 million restructuring expense.

Interest expense, net of interest income, was $1.7 million in the first nine months of 1995, as compared to $1.0 million for the same period in 1994. The first nine months of 1995 also included a $0.6 million charge for debt restructuring expense related to the April 7, 1995 agreement reached with the Company's two lending institutions.

The effective income tax expense rate is below the combined statutory federal and state rates for the first nine months of 1995. The Company was unable to recognize a tax benefit for its loss in the first nine months of 1995 due to uncertainties as to whether or not a future benefit will be realized. Any earnings in 1995 will not be taxed at the statutory rate.

For the first nine months of 1995 the Company had a net loss of $9.2 million as compared with a net loss of $8.5 million in the first nine months of 1994. Loss per share was $(1.25) as compared with $(1.26) for the same period in 1994, based on a weighted average of 7.4 million and 6.8 million shares outstanding, respectively. The 1994 loss per share includes a pre-tax restructuring charge of $7.3 million.

Liquidity and Capital Resources
-------------------------------

Although the Company reported a net loss of $9.2 million in the first nine months of 1995, it still generated a positive cash flow of $0.8 million from operations due to the receipt in January of a Federal tax refund of $4.0 million attributable to the 1994 tax loss carryback. Company operations have historically provided a positive cash flow. However, the Company is currently experiencing financial difficulties due to lower shipping volumes and cost overruns on certain long-term contracts.

Although the third quarter revenue level was up approximately 13% over the second quarter revenue level, the lower than normal gross margins resulted in continuing losses and the Company must continue to increase its shipment rate to improve its operating margin. However, its ability to do so is constrained by a shortage of working capital.

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

On April 7, 1995 the Company entered into an amended and restated credit agreement with its two primary lending institutions. Under the terms of the new agreement, the existing term debt and lines of credit were converted into a revolving credit line in exchange for a cash payment of $100,000 and the issuance of 250,000 shares of the Company's Common Stock. The new agreement required quarterly principal payments, commencing in September 1995, of $875,000 with a balloon payment of $13,425,000 due on January 15, 1996. At July 1, 1995 the Company was in violation of certain debt covenants of this new agreement. The defaults have been waived and the agreement has been amended to establish new covenants. In addition, payment of a fee of $50,000 and the quarterly principal payments which were scheduled to begin in September 1995 were deferred and added to the balloon payment due on January 15, 1996. On October 13, 1995, the Company received a limited waiver for certain financial covenant defaults.

The payment of the $15,175,000 principal obligation in January 1996 will be dependent upon the Company's ability either to obtain alternate financing or to restructure the remaining balance due. The Company is considering several alternatives to achieve this, including the sale of common or preferred stock, the issuance of convertible debt, a business combination, the sale of all or a portion of the Company and the establishment of a borrowing relationship with new lending institutions.

On October 16, 1995 the Company announced that a private investor had made a subordinated loan to the Company of $1,000,000 due January 15, 1996. The loan is exchangeable for the Company's 12% Convertible Subordinated Promissory Notes due in 2000, convertible into 500,000 shares of Common Stock at a conversion rate of $2.00 per share, and warrants representing the right to acquire 850,000 shares of Common Stock at an exercise price of $2.50, subject to adjustment. Charles S. Holmes, a representative of the Long Island based investor, became a director of NAI. The Company is also discussing with other private investors the investment of up to an additional $7 million in the 12% Convertible Subordinated Notes and Warrants to purchase shares of Common Stock at $2.50 per share. Such discussions are preliminary. If all transactions are consummated, following the exercise of the warrants and the conversion of the notes, an aggregate of 8,000,000 shares of Common Stock, or approximately 49.6% of the then outstanding fully diluted Common Stock of the Company, will have been issued for an aggregate consideration of $18,000,000. Approval of the Company's shareholders will be required for the consummation of the transaction.

The restructuring of the timing of repayment of the outstanding principal under the Company's bank credit facilities is a condition to the consummation of the proposed new investment. The Company anticipates that, if it is successful in raising the additional funds, it will be able to restructure its credit facilities to permit repayment over a longer period.

At September 30, 1995 the Company's long-term secured debt totaled $15.7 million of which current installments were $15.4 million. This compares to $16.2 million at December 31, 1994 of which current installments were $2.2 million. The Company's long-term borrowings, secured by plant and equipment, bear interest at rates ranging from 70% of prime (8.75% at September 30, 1995) to 12.43%.

Cash and cash equivalents totaled $1.4 million at September 30, 1995 as compared to $1.7 million at December 31, 1994. Cash provided by operating activities amounted to $0.8 million in the first nine months of 1995 as compared to cash used in operating activities of $0.6 million in the first nine months of 1994. In January 1995, the Company received a Federal tax refund of $4.0 million.

For the first nine months of 1995 the Company used cash of $0.4 million for the purchase of property, plant and equipment. In May 1995, the Company sold its vacated manufacturing facility located in Hauppauge, NY, and received cash of $0.4 million with a note for the balance payable in two years in the amount of $1.2 million.

For the first nine months of 1995, the Company made debt principal payments of $0.5 million and payments against notes payable of $0.1 million.


Inflation
---------

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.


Backlog
-------

The backlog of unfilled orders at September 30, 1995 stood at $49.2 million compared to $39.3 million at October 1, 1994. Approximately 80% of the backlog is scheduled for delivery over the next twelve months.

                           PART II. OTHER INFORMATION


Item 5.           Other Information
-------           -----------------

                  On October 16, 1995 the Company announced that a private investor had made a subordinated loan to the Company of $1,000,000 due January 15, 1996. The loan is exchangeable for the Company's 12% Convertible Subordinated Promissory Notes due in 2000, convertible into 500,000 shares of Common Stock at a conversion rate of $2.00 per share, and warrants representing the right to acquire 850,000 shares of Common Stock at an exercise price of $2.50, subject to adjustment. Charles S. Holmes, a representative of the Long Island based investor, has become a director of NAI. The Company is also discussing with other private investors the investment of up to an additional $7 million in 12% Convertible Subordinated Notes and Warrants to purchase shares of Common Stock at $2.50 per share. Such discussions are preliminary. If all transactions are consummated, following the exercise of the warrants and the conversion of the notes, an aggregate of 8,000,000 shares of Common Stock, or approximately 49.6% of the then outstanding fully diluted Common Stock of the Company, will have been issued for an aggregate consideration of approximately $18,000,000. Approval of the Company's shareholders and consent from the Company's banks will be required for the consummation of the transaction.

                  The Company also announced the relocation of the executive and administrative offices of the Company from Woodbury, New York to Longmont, Colorado in December 1995.

                  The Company stated that the new loan will provide needed working capital. The Company is currently required to repay the outstanding principal amount of $15,225,000 under its bank credit facilities on January 15, 1996. The restructuring of the timing of repayment is a condition to the consummation of the proposed new investment. The Company anticipates that, if it is successful in raising the additional funds, it will be able to restructure its credit facilities to permit repayment over a longer period.


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

             a)   Exhibits

                  10.1 - Securities Purchase Agreement, dated as of October 13, 1995, by and between NAI Technologies, Inc. and Charles S. Holmes.

                  10.2 - 12% Subordinated Promissory Note due 1996 of NAI Technologies, Inc.

                  10.3 - Employment Agreement, dated as of October 16, 1995, between NAI Technologies, Inc. and Robert A. Carlson.

                  10.4 - Employment Agreement, dated as of October 16, 1995, between NAI Technologies, Inc. and Richard A. Schneider.

                  10.5 - First Amendment, dated as of August 14, 1995, to
                         the Amended and Restated Credit Agreement, dated as of April 12, 1995, among NAI Technologies, Inc., Chemical Bank and The Bank of New York.

                  10.6 - Second Amendment, dated as of October 13, 1995, to
                         the Amended and Restated Credit Agreement, dated as of April 12, 1995, among NAI Technologies,
                         Inc., Chemical Bank and The Bank of New York.

                  10.7 - Third Amendment, dated as of November 6, 1995, to
                         the Amended and Restated Credit Agreement, dated as of April 12, 1995, among NAI Technologies,
                         Inc., Chemical Bank and The Bank of New York.


                  27   -  Financial Data Schedule (Edgar Filing Only).

             b)   Reports on Form 8-K

                  None.

                                   S I G N A T U R E S
                                   -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NAI TECHNOLOGIES, INC.
                                          (Registrant)





DATE November 6, 1995                  By:\s\Richard A. Schneider
     ---------------------------       -----------------------------------
                                               Richard A. Schneider
                                            Executive Vice President
                                       (On behalf of the registrant and as
                                           Principal Financial Officer)

                             NAI TECHNOLOGIES, INC.


                                 EXHIBIT INDEX


         Exhibit
         -------
         10.1   -    Securities Purchase Agreement, dated as of October 13,
                     1995, by and between NAI Technologies, Inc. and Charles S.
                     Holmes.

         10.2   -    12% Subordinated Promissory Note due 1996 of NAI
                     Technologies, Inc.

         10.3   -    Employment Agreement, dated as of October 16, 1995, between
                     NAI Technologies, Inc. and Robert A. Carlson.

         10.4   -    Employment Agreement, dated as of October 16, 1995, between
                     NAI Technologies, Inc. and Richard A. Schneider.



         10.5   -   First Amendment, dated as of August 14, 1995, to
                    the Amended and Restated Credit Agreement, dated
                    as of April 12, 1995, among NAI Technologies,
                    Inc., Chemical Bank and The Bank of New York.

         10.6   -   Second Amendment, dated as of October 13, 1995, to
                    the Amended and Restated Credit Agreement, dated as
                    of April 12, 1995, among NAI Technologies,
                    Inc., Chemical Bank and The Bank of New York.

         10.7   -   Third Amendment, dated as of November 6, 1995, to
                    the Amended and Restated Credit Agreement, dated as
                    of April 12, 1995, among NAI Technologies,
                    Inc., Chemical Bank and The Bank of New York.

         27     -    Financial Data Schedule (Edgar filing only).
