Form 10-Q/A
period 1995-09-30
NAI TECHNOLOGIES INC
filed 1996-01-04
CIK 72575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A1

                                 Amendment No. 1


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995
                                       ------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ________________ to _______________


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




                                Page 1 of 9 Pages

                              Explanatory Statement


                  This Form 10-Q/A1 is being filed by NAI Technologies, Inc., a New York corporation (the "Company"), as an amendment to its Form 10-Q for the quarterly period ended September 30, 1995 to make certain amendments to Item 2 thereof -- Mangement's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1995 Compared with Third Quarter 1994

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the third quarter of 1995 were $15.9 million, a 31% increase when compared with $12.1 million for the same period in 1994.

The following chart provides the sales breakdown by product line for the third quarter:


In thousands of dollars                 1995          1994        % Change
--------------------------------------------------------------------------
Electronic Systems Segment
         Systems                        $ 8,824       $ 4,172        112%
         Component                        3,105         4,027        (23%)
         Service                          1,411         2,180        (35%)
                                        ----------------------------------
  Total Electronic Systems Segment       13,340        10,379         29%

Telecommunications Segment
         Line treatment                   1,859         1,215         53%
         Test equipment                     672           499         35%
         Data comm                           16            -         100%
                                        ---------------------------------

  Total Telecommunications Segment        2,547         1,714         49%
                                        ---------------------------------

  TOTAL                                 $15,887       $12,093         31%
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

General and administrative expenses for the third quarter of 1995 were $1.4 million as compared with $1.2 million for the same period in 1994. This increase is primarily attributable to higher general and administrative expenses at Codar as a result of increased management resources, partially offset by the savings associated with the previously mentioned consolidation in 1994. The third quarter of 1994 was favorably impacted by the reversal of two over-accruals aggregating $300,000. The first reversal, in the amount of $200,000, pertained to a charge established in 1991 when the Company entered into a "self-funding" arrangement with its insurance carrier for employee medical insurance. The Company adjusted its "reserve for claims in process" each year. In July 1993, the Company returned to a conventional funding arrangement with a different insurance carrier. Because it took up to 12 months for a claim in process to actually be charged to the Company, the Company deemed it prudent to wait one year before adjusting the reserve balance. The second reversal, in the amount of $100,000, related to the Company's determination during the third quarter that corporate management would not earn any bonus in 1994. The amounts accrued for bonuses in the first two quarters of 1994 were reversed in the third quarter of 1994.

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

The following chart provides the sales breakdown by product line for the first nine months:


In thousands of dollars                 1995          1994        % Change
--------------------------------------------------------------------------
Electronic Systems Segment
         Systems                        $21,754       $14,035         55%
         Component                        9,714        13,658        (29%)
         Service                          5,123         8,807        (42%)
                                        ----------------------------------
  Total Electronic Systems Segment       36,591        36,500          0%

Telecommunications Segment
         Line treatment                   4,081         3,947          3%
         Test equipment                   1,948         2,071         (6%)
         Data comm                           38           -          100%
                                        ---------------------------------

  Total Telecommunications Segment        6,067         6,018          1%
                                        ---------------------------------

  TOTAL                                 $42,658       $42,518          0%
                                        ====================================


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

The Company expects a significant amount of 1995 sales to be directly to the military or through prime contractors to the military. For the first nine months of 1995, approximately 42% of the Company's consolidated sales were directly to the U.S. military or to prime contractors of the U.S. military. The Company does not anticipate a material change in this percentage over the next three years. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs which reduces the adverse impact of cancelling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

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

The consolidated gross margin percentage for the first nine months of 1995 was 5.8% as compared with 19.9% for the same period in 1994. The gross margin percentage was adversely affected by a $6.1 million charge to operations and an unfavorable mix of high and low margin product deliveries. The $6.1 million charge to operations was primarily attributable to cost growth on certain long-term contracts due to engineering design changes and greater than anticipated labor and material costs ($2,901,000); increased provisions for slow moving and obsolete inventory ($2,650,000); and increased overhead expenses as compared with budgeted bid rates ($336,000). Although the Company expects gross margins to improve in the fourth quarter, they will still be below historical levels due to a disproportionate level of low margin revenue as a result of past cost overruns on certain long-term contracts for which the Company continues to provide products. These contracts are expected to be substantially completed in 1995, although approximately $3.6 million of low margin revenue is expected to be recorded during the first half of 1996.

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

Company-sponsored research and development expenditures for the first nine months of 1995 were $1.5 million as compared with $2.7 million for the same period in 1994. This decrease is attributable to savings associated with the previously mentioned consolidation and the change in mix between Companysponsored research and development and customer-funded research and development. A key component to the Electronic Systems segment's strategy is to focus on its systems integration business. Although systems integration work by its nature will require significant engineering content, such costs must be classified as contract costs and charged to cost of sales as opposed to Company-sponsored research and development (IR&D).

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

The restructuring of the timing of repayment of the outstanding principal under the Company's bank credit facilities is a condition to the consummation of the proposed new investment. The Company anticipates that, if it is successful in raising the additional funds, it will be able to restructure its credit facilities to permit repayment over a longer period. Upon completion of the proposed investment transaction, the restructuring of the credit facility and a return to profitability in 1996, the Company expects that it will be able to generate enough free cash flow to meet its operating and internal growth requirements over the next three years.

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



                                      NAI TECHNOLOGIES, INC.
                                          (Registrant)





DATE January 4, 1996                  By:\s\Richard A. Schneider
     --------------------------       --------------------------
                                            Richard A. Schneider
                                            Executive Vice President
                                       (On behalf of the registrant and as
                                       Principal Financial Officer)