Form 10-K405
period 1995-12-31
NAI TECHNOLOGIES INC
filed 1996-04-01
CIK 72575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                            For the Fiscal Year Ended
                                December 31, 1995

                          Commission File Number 0-3704


                             NAI TECHNOLOGIES, INC.

             A New York Corporation       IRS Employer I.D. No. 11-1798773

               2405 Trade Centre Avenue, Longmont, Colorado  80503-7602

                          Telephone No. (303) 776-5674

              Securities Registered Pursuant to Section 12 (b) of the Act: None

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

                                   YES X       NO
                                      ---         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 8, 1996, 7,459,437 common shares were outstanding and the aggregate market value of the common shares (based on the average bid and asked price of these shares on The Nasdaq Stock Market as of March 7, 1996) of NAI Technologies, Inc. held by non-affiliates was approximately $18 million.

Documents Incorporated by Reference:  None.

                             NAI TECHNOLOGIES, INC.

                          1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
                                     PART I
Item 1.        Business...................................................................3

Item 2.        Properties.................................................................10

Item 3.        Legal Proceedings..........................................................10

Item 4.        Submission of Matters to a Vote of Security Holders........................11


                                           PART II

Item 5.        Market for Registrant's Common Stock
               and Related Stockholder Matters...........................................12

Item 6.        Selected Financial Data....................................................13

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................14

Item 8.        Consolidated Financial Statements and Supplementary Data...................20

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................................20

                                                  PART III

Item 10.       Directors and Executive Officers of the Registrant.........................21

Item 11.       Executive Compensation.....................................................23

Item 12.       Security Ownership of Certain Beneficial Owners and  Management............27

Item 13.       Certain Relationships and Related Transactions.............................29

                                                   PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................................29

                                     PART I

ITEM 1.
BUSINESS

The Company through its wholly owned subsidiaries designs, manufactures and markets rugged computer systems, advanced peripheral products, intelligent terminals, high performance work stations, TEMPEST computer systems (which suppress certain radiation to prevent external detectors from reading the data being transcribed) and telecommunications test equipment and transmission products. The Company operates in two distinct operating segments: an Electronic Systems segment and a Telecommunications segment. The Electronic Systems segment is comprised of all of the Company's defense, military and government-related businesses and the Telecommunications segment is focused on commercial communications opportunities.

The Electronic Systems segment provides rugged computer products specifically designed for deployment in harsh environments that require special attention to system configurations. This segment's customer base includes the U.S. and foreign armed services and intelligence agencies.

The Telecommunications segment provides transmission enhancement products and rugged, hand-held test equipment for analog, digital and fiber-optic communications and data-interchange networks. This segment's customer base includes the regional Bell operating companies and independent telephone companies.

The Company's strategy is to be a leading supplier of high quality, innovative products, systems and services to satisfy specialized customer requirements in niche information technology and telecommunications markets, especially in environments with harsh operating requirements.


ELECTRONIC SYSTEMS SEGMENT

The Electronic Systems segment is comprised of three operating subsidiaries, as follows:

       Codar Technology, Inc., located in Longmont, Colorado ("Codar");
       NAI Technologies-Systems Division Corporation , based in Columbia,
       Maryland ("Systems");   and
       Lynwood Scientific Developments Limited, based in Farnham, United Kingdom ("Lynwood").

CODAR. Codar designs, manufactures, integrates and supports rugged computer systems and subsystems for the U.S. Department of Defense ("DoD") and its prime contractors and allies. These systems and subsystems are used in tactical, planning, communications and intelligence applications.

Codar currently competes primarily in the computer and peripheral product segment of the military market, with both militarized and ruggedized products. Additional business is targeted at engineering support service and system integration opportunities.

Codar's product line includes a range of commercial off-the-shelf ("COTS")-based rugged minicomputers, workstations, personal computers, industry-compatible, removable mass storage subsystems, high-resolution monitors and keyboards. These products incorporate technology from other companies. Codar also provides engineering services and system integration capabilities.

Codar's equipment is designed to allow flexibility in configuration of all essential components. In addition to complying with system functional specifications, Codar's products are engineered to be deployed in environments that require special attention to system configurations with limitations on size and power consumption, and restraint on electromagnetic emissions. Products are custom built to withstand shock, vibration, cold, heat, dust, sand, rain and altitude conditions.

Codar has developed and produced products for a large number of government programs and departments and more than 100 additional customers aggregating more than 200 different end-users. The products have met military requirements for use in a variety of applications in vehicles, shelters and fixed-site installations. Codar has designed, built, tested and sold equipment for airborne, ground/mobile and shipboard military environmental specifications and military requirements. Codar is the prime contractor for several DoD systems projects including the Fire Direction Data Manager ("FDDM"), which provides tactical and technical fire control capabilities for field artillery rockets and missiles and is capable of receiving, processing, displaying, generating, transmitting messages and performing relay functions for digital messages in the same network and between communications networks; the Tower Restoration Vehicle ("TRV") Program, which provides rapid restoration of limited air traffic control services at forward and bare-base operating areas, after loss of assets at fixed air base locations, with a mobile air traffic control tower and is capable of mobility over all types of terrain, can be airlifted by a single transport aircraft and can be rapidly deployed for full operations in 90 minutes; and the Rapid Anti-Ship Missile Integrated Defense System ("RAIDS"), which is a tactical decision aid system based on an open-architecture network of processors that enhances the missile defense effectiveness of ships and performs all system executive functions, including internal and external data sharing/ communications, anti-ship missile defense system performance and operational status monitoring, designated target identification, track data association, limited threat evaluation and maintenance of the status of the anti-ship missile defense threat environment.

Codar provides a variety of ruggedized and electromagnetic interference ("EMI") compliant workstations, based on processors from other companies, as well as related peripherals, such as ruggedized/EMI color monitors, keyboards and mass storage units ("MSEU"). These products are used by the U.S. Army and Navy. The Codar Model 325M-S Rugged Lightweight SPARC(R)station has been selected by GTE Government Systems Corp. ("GTE") for use on the U.S. Army's Common Hardware/Software Program known as CHS-2. Codar will supply computers with ruggedized color monitors and MSEUs over a five-year period as part of the basic CHS-2 program as well as engineering services in support of GTE and the U.S. Army.

Codar also offers ruggedized rackmount and portable personal computers utilizing the Intel 80486 or Pentium processors. These computers offer rugged portability in either a compact, modular "lunch box" design or a rackmount design. Completely sealed from the environment in their non-operating configuration, these computers are easily transported. In addition to shock and vibration, these units can operate over a wide range of temperature variations. Options include a detachable keyboard, color touch screen display and various memory options.

In addition, Codar's standard product line currently offers two customized printers that can operate in shipboard, mobile and airborne environments and can withstand severe environmental conditions while providing letter quality text and graphic output.

The focus of Codar's new products is the design, manufacture and integration of rugged computer systems and subsystems to support the upgrade of large platforms and programs, mobile or transportable systems and subsystems for command and control applications and the support of the "digitization" of the battlefield as exemplified by the U.S. Army's "Force 21" programs.

In an effort to maintain its technological capabilities, and be in a position to provide the latest technology to its customers, Codar works with its suppliers to permit it to accelerate new product introductions and help its customers have access to the latest COTS product technology. Codar also makes significant use of special teaming relationships with various large prime contractors such as GTE in the CHS-2 program. These relationships allow Codar to participate in larger programs than it could on its own.


SYSTEMS. Systems provides custom packaged, integrated computer systems for deployment in shelters, ships, land vehicles and other demanding environments. Systems' integration expertise encompasses most major industry standard architectures and most widely used operating systems. Systems produces PC and workstation products that are based around COTS technology and are configured in such a manner as to satisfy specific customers' needs. Systems' products are sold domestically through its own sales force and internationally through the sales force of Lynwood. For more than 20 years, Systems has been a supplier to the National Security Agency ("NSA"), the U.S. Navy and other government defense customers. Systems has engineered solutions that meet a wide variety of unique specifications including: TEMPEST size and weight constraints, low power consumption, rack mounting and unattended operation with remote diagnostics.

Systems' strategy is to be able to supply the latest COTS-based products and technologies to its customers, including primarily the NSA. The NSA is normally centered around information and intelligence and is not generally involved with large military platform upgrade programs. The NSA is concerned with supplying hardware and software to government agencies and departments that will support the intelligence needs of the country. Systems' activity for the NSA is therefore associated with electronic systems and subsystems for use in intelligence and information warfare applications. Systems makes significant use of technology relationships with third parties. In order to supply products in a timely fashion, Systems concentrates its efforts in the design and the final assembly and test of its products rather than providing a fully integrated vertical manufacturing capability.

LYNWOOD. Lynwood supplies rugged, environmentally and electrically screened personal computers and workstations based upon standard COTS technology, aimed at the military and government markets principally in Europe. Lynwood develops, manufactures, installs and supports complete computer systems for the Government and Defense markets in Australia, Europe and the United Kingdom. Lynwood adapts COTS systems for use in harsh and extreme environments. Lynwood also develops TEMPEST products. In addition to creating its own products, Lynwood also provides an international marketing and manufacturing capability for the Company. In some cases, Lynwood provides systems that are made up of its own products coupled with those of Codar or Systems.

Lynwood produces several personal computer and workstation products designed to be operated in harsh environments. For example, Lynwood has a completely compatible PC based upon a standard PC motherboard which operates in driving rain and at extremes of temperature, and which is completely sealed from dust and dirt. These products have been sold to armed services in Australia, Israel and the UK. Lynwood also develops secure TEMPEST screened workstation products which are designed to operate in areas of high security.

Lynwood principally works on discrete projects and delivers solutions to meet specific customer and project requirements. Lynwood's products include the RP6200, a rugged, portable PC based on standard COTS technologies and designed for desktop use or rackmounting. The unit is ruggedized and its specification allows flexibility in configuration to meet specific project requirements. The RP6200 is also designed to meet the intermediate TEMPEST standard. The unit can be configured with the latest Intel Pentium processor, removable disk drives and a highly readable LCD color display. The unit is in active use with armed forces in Australia, Europe and the United Kingdom. The RP6120 is a fully sealed, non-air breathing variant of the RP6200, designed to operate in the harshest of environments. It has all the features of the RP6200, in addition to which it will operate in driving rain, excessive humidity, salt fog and heavy dust environments. The unit is designed for use in desert, tropical and jungle environments.

Lynwood has the capability to supply integrated systems and subsystems that meet specific rugged and environmental specifications. Lynwood's design and manufacturing capabilities are concentrated around the system integration and final assembly and test of these products. Lynwood strives to respond quickly with a cost effective product using the latest COTS technologies and employs the same technology relations and teaming programs as Codar and Systems to meet this end.


TELECOMMUNICATIONS
SEGMENT

The Telecommunications segment currently consists of one operating company:
Wilcom, Inc. ("Wilcom"), located in Laconia, New Hampshire. Wilcom designs and manufactures products for use in the telephone industry. The majority of Wilcom's sales are to the Regional Bell Operating Companies ("RBOCs").

The business of Wilcom is made up of two product lines; analog and digital telephone test equipment, for use with either fiber or copper cable, and telephone transmission enhancement products, which are used to enhance or improve the characteristics of voice, digital data and video over copper wire. The largest part of Wilcom's business is in telephone transmission enhancement products.

The test equipment product line is comprised of digital, fiber and analog test instrumentation used by domestic and international telephone companies. Current products include line testers, fiber identifiers, power meters and other such instruments. Wilcom is currently finishing the design of a low cost optical time domain reflectometer which is used to locate faults or breaks in fiber cables. This product is expected to be introduced in early 1996.

Telephone transmission enhancement products, which represent the greater growth opportunity for the division, include two product lines that are differentiated by their use rather than their technologies. One of the product lines is referred to as line treatment equipment ("LTE") and is normally installed on telephone company property, while the other product line, the enhanced line power amplifier ("ELPA"'), is normally installed at the customer's premises (but can be installed on telephone company property).

 Both the LTE and the ELPA are electronic modules, installed for the express purpose of improving voice quality, increasing data transmission speeds when using modems and increasing the ability of copper wire to be used for video transmission in special instances. The LTE has been designed for use with two and four wire telephone circuits and the ELPA has been designed for use with two wire circuits. Network upgrading has become important due to the many new competitive technological alternatives to copper wire such as radio, cellular telephone, satellite transmission, fiber cables and microwave which can send information and data from location to location. The proliferation of higher speed analog modems has made the need for better quality phone lines an important issue. Wilcom's products allow the telephone companies to provide additional services in voice, data and video transmission over their existing copper networks.

 The ELPA product line has been extended by the introduction of a smaller, lighter, less expensive product called the MB21-Kl. The MB21-Kl has been designed to be self-powered from the telephone line and permit the improvement of line transmission quality by automatically adjusting the various electrical parameters that control signal transmission. The MB21-Kl also requires less skilled technicians for installation and can be configured and installed from a remote site, which can result in substantially reduced service calls and cost to the RBOCs. The Company has received patents on the MB21-Kl and has applications in process to cover the new remote configuration features.

The development work on the MB21-Kl was completed in early 1995 in conjunction with Southwestern Bell and resulted in a 10,000 piece order that is currently being put in service by Southwestern Bell in selected areas. The product has also been ordered by another RBOC and is under field trials at other RBOCs and one major independent telephone company.

MARKETING AND SERVICE

The Company sells its products directly to customers and serves as a subcontractor to larger prime contractors serving the same customer base. The Company's products are marketed to customers through sales personnel, manufacturers' representatives and distributors. The Company maintains sales offices and sales support in Columbia, Maryland; Westlake Village, California; Longmont, Colorado; Laconia, New Hampshire; Australia; England; and Israel.

The Company provides maintenance and field service for its products through its customer service departments located at each of its manufacturing facilities and at certain customer sites. Field service for printers is also performed by some distributors. Most overseas service is performed by the Company's representatives in Australia, Denmark, England, France, Germany and Israel.

CUSTOMERS


During 1995 and 1994, sales under contracts with the U.S. Government were approximately 38% and 40%, respectively, of the Company's net sales. Other than the U.S. Government, no single customer accounted for more than 10% of the Company's sales in 1995 or 1994. The Company's sales are affected by the U.S. defense budget. With continuing discussions on budget cuts, it is difficult to assess what the impact of budget cuts, if any, will be on the Company. It appears that defense outlays will be reduced from past levels. The Company is unaware of any targeted cuts specifically affecting its products. The Company's products are utilized on many different programs. However, changed U.S. Government spending levels could impact the Company's future sales levels. No single U.S. Government contract accounted for greater than 10% of the Company's sales in 1995 or 1994.

The U.S. Government accounted for 44% of the Electronic Systems segment's 1995 sales. Three separate customers accounted for 26%, 23% and 13%, respectively, of the Telecommunications segment's 1995 sales.

FOREIGN SALES

Foreign sales in 1995 and 1994 accounted for approximately 21% and 25%, respectively, of total sales. Such sales, which exclude products sold to the United States Government and resold by the U.S. Government for foreign military use, are made primarily to customers in Australia, Canada, Hong Kong, India, Indonesia, Israel, Japan, the United Kingdom and Western Europe.

The Company's foreign sales are comprised of export sales from the U.S. and foreign revenues from Lynwood. All export sales from the U.S. are payable in U.S. dollars and, therefore, settlement amounts do not fluctuate with changes in exchange rates. All of Lynwood's sales are payable in British currency. Fluctuations in exchange rates between the U.S. dollar and the British pound will impact on the Company's operating results. No single country, with the exception of the United Kingdom which accounted for 86% of the Company's foreign sales, accounted for more than 5% of the Company's foreign sales in any of the past three years.

Foreign sales for the past three years have been as follows:

                                              APPROXIMATE
                                                 TOTAL            PERCENT OF
                                             FOREIGN SALES       COMPANY SALES
                                             -------------       -------------
               1995.........................$ 12,679,000               21%
               1994...........................13,828,000               25%
               1993...........................17,363,000               21%



BACKLOG

The Company's backlog of orders was $47.8 million at December 31, 1995. Of this amount, 71% represents orders for U.S. military sales. Such orders are subject to termination at the convenience of the U.S. Government with negotiated settlements in which the Company seeks to recover its costs and a reasonable profit. Certain other orders, when subject to cancellation or return, are handled with a restocking charge or by negotiated settlement.

While the Company's backlog is not subject to seasonal factors, it does fluctuate due to timing of orders from the U.S. Government. The Company expects to produce and ship approximately 77% of its current backlog of orders before the end of 1996.


COMPETITION

The Company's business is highly competitive. Many suppliers in the Company's markets are significantly larger than the Company in terms of total sales and assets, and many devote significantly more resources to the development of new products than does the Company. The Company searches for certain market niches where it has expertise and can compete successfully. Competition for the Company's products is based principally on reliability, performance, price and diversity of the products offered.


RESEARCH AND DEVELOPMENT

The Company's technological base is characterized by rapid change. As a result, maintenance and expansion of the Company's business are partially dependent upon the success of the Company's programs to develop new products and upgrade existing products. The Company's engineering resources have been devoted to the development of new products in every major category of its business.

During the years 1995, 1994 and 1993, the Company's total engineering expenditures were $7,264,000, $9,335,000 and $7,444,000, respectively. Due to the extensive use of COTS-based equipment in the Company's products, the Company's cost of independent research in pursuit of new products and improvements to existing products was approximately $1,807,000, $3,214,000 and $5,020,000, respectively. Customer-funded engineering included in cost of sales or inventory as a contract cost was $5,457,000 in 1995, $6,121,000 in 1994 and $2,424,000 in 1993.

PATENTS AND TRADEMARKS

The Company owns patents and trademarks and seeks patent protection for its products in cases where the Company believes the technology involved is sufficiently innovative to warrant such protection. The Company seeks trademark protection for its products in cases where the Company believes for marketing reasons such protection is warranted. The Company seeks to protect its proprietary information through its reliance on patent, copyright, trademark and trade secret laws, non-disclosure agreements with its employees and confidentiality provisions in licensing arrangements with its customers. There is no assurance that such agreements will be effective to protect the Company or that the proprietary information deemed confidential by the Company will be adequately protected by the law respecting trade secrets. Consequently, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to "reverse engineer" or otherwise obtain the Company's proprietary rights. Moreover, the laws of some foreign countries do not afford the same protection provided by U.S. laws to the Company's proprietary rights.


GOVERNMENT REGULATION

The Company is subject to the Federal acquisition regulations governing the issuance of government contracts, Federal Trade Commission regulations governing its advertising and trade practices, Department of Commerce regulations as well as Department of State Defense Trade Control regulations with respect to goods it imports and exports, and the Truth in Negotiations Act, which provides for the examination by the U.S. Government of cost records to determine whether accurate pricing information was disclosed in connection with government contracts. To date, such government regulations have not had a material adverse effect on the Company's business. The Company in the normal course of business is subject to Department of Defense audits with respect to its government contracts, some of which may result in pricing adjustments.

The Company's manufacturing operations are subject to various federal, state and local laws that regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment. To date, compliance with such government regulations has not had a material adverse effect on the Company's business.


MANUFACTURING AND SUPPLIES

Production of the Company's products requires assembly and testing of components, printed circuit boards and other purchased parts. Quality control, testing and inspection are performed at various steps throughout the manufacturing process.

The Company purchases certain materials and components used in its systems and equipment from independent suppliers. These materials and components are not normally purchased under long-term contracts. The Company purchases minicomputers, workstations, personal computers, mass storage subsystems, high resolution monitors and keyboards under OEM agreements. The Company believes that most of the items its purchases may be obtained from a variety of suppliers and it normally obtains alternative sources for major items, although the Company is sometimes dependent on a single supplier or a few suppliers for some items.

During 1995 and 1994, the Company's cash constraints strained its relationships with vendors, which adversely impacted the Company's ability to meet its production targets on a timely and cost-effective basis.

EMPLOYEES

At December 31, 1995, the Company had approximately 390 employees. The Company has never experienced a work stoppage and none of its employees is represented by a union. The Company believes its relationship with its employees is good.

ITEM 2.
PROPERTIES

The Company's facilities, which are believed to be adequate to meet the Company's foreseeable needs, are shown in the table that follows:


                                   FACILITIES
                                   ----------
                                                       APPROXIMATE
                                                       FLOOR AREA         EXPIRATION
DIVISION OR SUBSIDIARY       LOCATION                  (IN SQ. FT.)           DATE
- ----------------------       --------                  ------------       ----------
    Corporate headquarters   Longmont, Colorado        2,500 (leased)     November 1, 1997

Electronic Systems Segment

    Codar                    Longmont, Colorado        77,500 (leased)    November 1, 1997

    Systems                  Columbia, Maryland        25,000 (leased)    November 30, 1996

    Lynwood                  Farnham, England          26,000 (leased)    December 25, 2014

Telecommunications Segment

    Wilcom                   Laconia, New Hampshire    52,000 (owned)               --

The Company also leases several small sales offices. The Company pays approximately $1,316,000 per annum for the rental of all its facilities.

On November 30, 1995, the Company relocated its executive and administrative offices from Woodbury, New York, to Longmont, Colorado.


ITEM 3.
LEGAL PROCEEDINGS

TDA TRADING CORP. V. CARLSON, ET AL. On or about June 28, 1994, TDA Trading Corp. ("TDA"), individually and on behalf of a class of persons similarly situated, commenced a securities fraud class action in the United States District Court for the Eastern District of New York against Robert A. Carlson, Richard A. Schneider and the Company. TDA commenced its action, entitled TDA Trading Corp. v. Carlson, et al., by filing a complaint (the "Complaint") with the Court.

The Complaint principally alleges that the defendants knowingly and/or recklessly misrepresented to the public that they expected the Company's 1993 fourth quarter and fiscal year sales and earnings results to continue to increase at levels substantially above those of prior years at a time when they supposedly knew but failed to disclose that the Company's fourth quarter 1993 sales of its Navy Standard Teleprinter and other products would decrease precipitously. The Complaint further alleges that, as a result of defendants' alleged failure to disclose these developments, TDA and other purchasers of Common Stock were damaged because, it is alleged, at the time of purchase, the price of Common Stock had been artificially inflated. Additionally, the Complaint asserts that at the time that these adverse business developments allegedly became known to defendants and prior to their dissemination to the public, defendants Carlson, Schneider and other directors of the Company allegedly sold shares of Common Stock owned by them personally at price levels which TDA claims were higher than the true value of these shares.

As relief, TDA essentially seeks damages in an amount to be proven at trial, together with costs and expenses, including reasonable attorneys', accountants' and experts' fees. TDA's Complaint also requests that the Court declare its action against the Company and the individual defendants to be a proper class action and certify it as class representative and plaintiff's counsel as counsel for the class. On March 24, 1995, the Court granted TDA's motion for class certification. The litigation is currently in the discovery phase.

The Company believes that it has meritorious defenses to the allegations and claims set forth in the Complaint and that a finding of ultimate liability against it, if any, would not have a materially adverse effect on its financial position. The Company has advised its directors' and officers' liability insurance carrier of the claims asserted against it and defendants Carlson and Schneider.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of NAI Technologies, Inc. was held in Longmont, Colorado, on February 1, 1996. On the record date for the Special Meeting, December 15, 1995, there were 7,459,437 shares of Common Stock issued and outstanding and entitled to vote. A quorum of 6,648,551 shares, representing approximately 89.1% of the total votes, were represented by proxy or in person and entitled to vote at the Special Meeting.

Three proposals, subject to shareholder approval, were approved at the Special Meeting by a vote of the shareholders. The first proposal was to approve an investment transaction and the issuance by the Company of certain debt securities and warrants convertible or exercisable into or for approximately 8,000,000 shares of the Company's Common Stock to investors in a proposed private placement which will result in the potential issuance of more than 20% of the Company's Common Stock and may result in a change of control of the Company. The proposal was carried with 3,972,295 favorable votes which represented 89.3% of the Common Stock present at the Special Meeting and voting. 471,621 shares were voted against the proposal and 42,828 abstained.

The second proposal was to increase the number of common shares authorized, and to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000. The proposal was carried with 6,110,601 favorable votes, which represented 89.3% of outstanding Common Stock. 495,122 shares were voted against the proposal and 42,828 abstained.

The third proposal was to ratify the appointment of KPMG Peat Marwick, Certified Public Accountants, as independent auditors to the Company for the year 1995. The proposal was carried with 6,573,075 favorable votes, which represented 88.1% of the outstanding Common Stock. 46,526 shares were voted against the proposal and 28,619 abstained.

                                     PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol NATL. The table below sets forth for the periods indicated the high and low sale prices for the Common Stock as adjusted for stock dividends and stock splits as compiled from published sources.


         Period                             High                 Low
         ------                             ----                 ---
1995     First Quarter                    $ 3                  $ 1 7/8
         Second Quarter                     3 1/2                2 1/8
         Third Quarter                      3 1/4                1 1/4
         Fourth Quarter                     2 3/8                1 1/8


1994     First Quarter                    $ 7                  $ 5 3/16
         Second Quarter                     5 7/8                3 5/8
         Third Quarter                      4 7/8                2 7/8
         Fourth Quarter                     4 1/8                2 3/16

There have been no cash dividends declared or paid on the Common Stock in the above two years. The Company's existing credit agreement restricts cash dividends. A 4% stock dividend on the Common Stock was paid to shareholders of record on February 25, 1994.

As of December 31, 1995, there were approximately 700 record holders of Common Stock as determined from the records of the transfer agent, American Stock Transfer & Trust Company. Street names are included collectively as a single holder of record. Management estimates that the Company has approximately 2,000 additional shareholders holding stock in street names.

ITEM 6.
SELECTED FINANCIAL DATA

                                          (in thousands except per share data)
                                1995        1994         1993         1992       1991
                                ----        ----         ----         ----       ----
Net sales                     $60,008     $ 54,520      $81,024     $67,315      $59,412
Operating earnings (loss)( 1)  (8,875)     (14,589)       8,960       8,407        6,308
Net earnings (loss)(1)        (11,619)     (11,591)       5,455       5,051        3,900
Per share data:
   Net earnings (loss)(3)       (1.57)     (  1.69)        0.80        0.80         0.63
   Cash dividends(2)              --           --           --           --            -
Total assets at year end       48,012       53,720       60,715      43,704       33,817
Long-term debt                 15,573       13,990       10,797       7,158        5,017
Working capital                10,044       16,665       19,105      17,094       14,134
Shareholders' equity           10,086       20,296       30,593      23,911       18,897
Average market price per
   common share at year end(3) $1 1/2     $2 11/16       $6 1/4     $8 3/16      $4 9/16

Average common shares(3)        7,382        6,580        6,843       6,309        6,222

- ------------------------

(1)  Includes $7,321 in restructuring costs in 1994.

(2)  There have been no cash dividends in the above five fiscal years.

(3) Prior year share data has been restated to reflect 4% stock dividends declared in February 1992, 1993 and 1994 and a three-for-two stock split paid in August 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Recent Operating History

In early 1994, the Company experienced several adverse events: (i) orders for the Company's NST, which had provided significant revenues to the Company since 1990, ceased earlier than anticipated and left the Company with excess staff and facilities; (ii) certain new products within the Company's products division encountered technical difficulties and cost overruns; (iii) several anticipated contract awards were delayed; (iv) the TEMPEST business at Systems declined faster than anticipated; (v) Lynwood sought to reposition itself from a manufacturer of intelligent terminals to a military systems supplier and experienced high transition costs; and (vi) Wilcom's customers began a series of cost cutting moves which resulted in delayed and reduced sales.

Primarily in response to the termination of NST production, the Company announced in April 1994 that it would close its two New York facilities in September 1994 and transfer its New York military products operations and certain key personnel to Codar's Colorado location by the end of September 1994. This resulted in a $7.3 million restructuring charge. At the same time, the Company also announced a $2.2 million charge for cost overruns on certain Company products from the New York operations.

 The move to Colorado created additional problems. Codar attempted to integrate three different lines of business into its Colorado facility, which had not historically produced the products being introduced in any significant quantities. Each of the product lines transferred to Colorado was new to the workforce in Colorado and had been designed by an engineering force and manufactured under the supervision of managers that did not to move to Colorado as anticipated. Development and production costs of the newer products that were introduced to Codar proved difficult to estimate accurately. In addition, Codar did not have adequate inventory controls, material ordering programs or production schedules for these products.

As the Company began to miss its targets, particularly at Codar, the Company's credit facility was amended from an unsecured to a secured facility and waivers and revisions to financial covenants were sought from the Company's lenders. In the fourth quarter of 1994, Codar experienced operational improvement, but still was not profitable. The fourth quarter of 1994 was the Company's fourth consecutive quarter of losses after positive revenue and income in each of its previous 15 quarters.

As the Company entered 1995, the Company established conservative operating objectives for each of its divisions and staffed each division accordingly. As the year progressed, it became clear that both Lynwood and Systems would exceed their revenue and operating earnings objectives, but that Codar and Wilcom would not.


1995 Compared with 1994

Net sales in 1995 were $60.0 million, a 10% increase when compared with $54.5 million for the same period in 1994. The increase occurred in the Electronic Systems segment. Year to year changes in the Company's sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices.

The following chart provides the sales breakdown by product line:


IN THOUSANDS OF DOLLARS                     1995          1994          % CHANGE
- --------------------------------------------------------------------------------
Electronic Systems Segment
    Systems                              $30,862        $16,587              86%
    Components                            14,334         19,006             (25%)
    Service                                6,617         10,737             (38%)
                                       ------------------------------------------
Total Electronic Systems Segment          51,813         46,330              12%

Telecommunications Segment
    Line Treatment                         5,652          5,391               5%
    Test Equipment                         2,472          2,799             (12%)
    Data Communications                       71              -             100%
                                       -----------------------------------------
Total Telecommunications Segment           8,195          8,190               0%
                                       -----------------------------------------

Total                                    $60,008        $54,520              10%
                                       =========================================


Sales in the Electronic Systems segment (net of intercompany eliminations) increased 12% to $51.8 million from $46.3 million in 1994. The sales increase was primarily attributable to higher systems integration revenue, partially offset by lower component and service revenues. The increase in systems revenue was principally attributable to Systems. The decrease in service and components revenue is primarily attributable to Codar and the closing of the military products division, which was consolidated into Codar in September 1994.

The Company expects a significant amount of 1996 sales to be directly to the military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of canceling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment remained flat at $8.2 million in 1995 and 1994. A small increase in line treatment products due to deliveries of Wilcom's new Enhanced Line Powered Amplifier products was offset by a decline in test equipment as a result of lower orders from the regional Bell operating companies and foreign telecommunications companies.

The consolidated gross margin for 1995 was 8.2%, as compared to 18.8% in 1994. The 1995 gross margin was adversely affected by a $6.6 million charge to operations and an unfavorable mix of high and low margin product deliveries. The $6.6 million charge to operations was attributable to cost growth on certain long term contracts due to engineering design changes, greater than anticipated labor and material and overhead costs and increased provisions for slow moving, excess and obsolete inventory. Lower than normal margins are expected to continue at least into the second quarter of 1996, principally at Codar, due to a disproportionate level of low margin revenue as a result of past cost overruns on certain long term contracts for which the Company continues to provide products. The Company believes that it has recognized the entire adverse impact of cost overruns on those contracts for which the expected final costs exceed the contract value.

Selling expense for 1995 was $5.0 million, as compared with $7.5 million in 1994. This decrease is attributable to the savings associated with the consolidation of the military products division in the third quarter of 1994 and cost cutting measures implemented at all of the Company's divisions in 1995.

General and administrative expenses for 1995 were $6.5 million, as compared to $6.3 million in 1994. This increase is primarily attributable to the Company moving its corporate headquarters from Woodbury, New York to Longmont, Colorado in December 1995 and additional administrative expense at Codar as a result of increased management resources. These cost increases were partially offset by cost cutting measures implemented at the Company's other divisions and the savings associated with the consolidation of the military products division in the third quarter of 1994.

Company-sponsored research and development expenditures for 1995 were $1.8 million, as compared to $3.2 million in 1994. This decrease is attributable to savings associated with the previously mentioned consolidation and the change in mix between Company-sponsored research and development and customer-funded research and development. The Electronic Systems segment is focusing on its system integration business. Although systems integration work by its nature will require significant engineering content, such costs must be classified as contract costs and charged to cost of sales as opposed to Company-sponsored research and development (IR&D).

The Company recorded an operating loss of $8.9 million in 1995, as compared with an operating loss of $14.6 million in 1994. The operating loss in 1995 was primarily due to the $6.6 million charge previously noted. The 1994 operating loss included a $7.3 million restructuring expense.

Interest expense, net of interest income, was $2.4 million in 1995, as compared to $1.4 million in 1994. The 1995 figures also included a $0.9 million charge for debt restructuring expense related to the April 7, 1995 agreement reached with the Company's two lending institutions.

The effective income tax expense rate was below the combined statutory federal and state rates for the first nine months of 1995. The Company was unable to recognize a tax benefit for its loss in 1995 due to uncertainties as to whether or not a future benefit would be realized. Any earnings in 1996 will not be taxed at the statutory rate. The small tax provision is associated with the operations of Lynwood, the Company's United Kingdom subsidiary.

The Company recorded a net loss of $11.6 million in 1995, substantially the same as the net loss recorded in 1994. Loss per share was ($1.57), as compared with a ($1.69) in 1994, based on a weighted average of 7.4 million and 6.9 million shares outstanding, respectively.

1994 Compared with 1993

Net sales in 1994 were $54.5 million, a 33% decrease when compared with $81.0 million for the same period in 1993. The decrease occurred in both segments, with the largest decrease in the components business which was attributable to the decline in NST business.

The following chart provides the sales breakdown by product line:

In thousands of dollars                    1994          1993      % Change
- -----------------------------------------------------------------------0----
Electronic Systems Segment
      Systems                           $16,587        $15,870          5%
      Component                          19,006         50,662        (62%)
      Service                            10,737          4,670        130%
                                       -------------------------------------
  Total Electronic Systems Segment       46,330         71,202        (35%)

Telecommunications Segment
      Line treatment                      5,391          5,895        ( 9%)
      Test equipment                      2,799          3,927        (29%)
                                       -------------------------------------
  Total Telecommunications Segment        8,190          9,822        (17%)
                                       -------------------------------------

  Total                                 $54,520        $81,024        (33%)
                                       =====================================

Sales in the Electronic Systems segment (net of intercompany eliminations) decreased 35% to $46.3 million from $71.2 million in 1993. The sales decrease was primarily attributable to lower component revenue, partially offset by higher service revenue. The decrease in component revenue was principally due to the substantial completion in 1993 of the NST contract and a decrease in TEMPEST printer product shipments. The increase in systems and service revenue was primarily attributable to the inclusion of revenue from Codar which was acquired in October 1993.

Sales in the Telecommunications segment decreased 17% to $8.2 million, as compared to $9.8 million for the same period in 1993. The decrease in sales was attributable to lower test equipment and line treatment revenues which were adversely affected by lower orders due to cost cutting initiatives from the regional Bell operating companies and foreign telecommunications companies.

The gross margin percentage for 1994 was 18.8%, as compared with 33.9% in 1993. The gross margin percentage was adversely affected by an unfavorable mix of high and low margin product deliveries, reduced shipping volume, continuing inefficiencies as the Company transitions its military products manufacturing operations from Hauppauge, New York to Longmont, Colorado and a $2.2 million first quarter charge associated with cost overruns on two new printer products.

Selling expense for 1994 was $7.5 million, as compared with $7.4 million in 1993. This slight increase is attributable to the inclusion of the selling expenses associated with Codar which was acquired in October 1993 partially offset by savings associated with the previously mentioned restructuring and lower selling expenses due to lower sales volume.

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

The Company recorded an operating loss of $14.6 million in 1994 as compared with operating earnings of $9.0 million in 1993. The operating loss was primarily attributable to lower sales volume and margins, the previously mentioned restructuring and continuing inefficiencies as the Company transitions its military products manufacturing operations from Hauppauge, New York to Longmont, Colorado.

Interest expense, net of interest income, increased by $0.7 million to $1.4 million in 1994. This increase was attributable to increased long-term debt, short-term bank borrowings and an increase in the prime rate. In October 1993, the Company increased its long-term debt by $7.5 million in conjunction with the acquisition of Codar.

The effective income tax recovery rate was below the combined statutory federal and state rates for 1994. The Company was unable to recognize a tax benefit to its losses greater than the amount it could carry back due to uncertainties as to whether or not a future benefit will be realized.

The Company had a recorded loss of $11.6 million in 1994, as compared with net earnings of $5.5 million in 1993. Earnings (loss) per share were ($1.69), as compared with $0.80 in 1993, based on a weighted average of 6.9 million and 6.8 million shares outstanding, respectively. The 1993 earnings per share and shares outstanding figures have been adjusted to reflect the distribution of a 4% stock dividend on March 14, 1994 to shareholders of record on February 25, 1994.

Liquidity and Capital Resources

Although the Company reported a net loss of $11.6 million in 1995, it still generated a small positive cash flow from operations due to the receipt of a Federal tax refund of $4.0 million in January attributable to the 1994 tax loss carryback. Company operations have historically provided a positive cash flow; however, the Company is currently experiencing financial difficulties due to lower shipping volumes and cost overruns on certain long term contracts.

Although the fourth quarter revenue level was up approximately 9% over the third quarter revenue level, the lower than normal gross margins resulted in continuing losses and the Company must continue to increase its shipment rate while reducing costs in order to improve its operating margin.

The restructuring actions taken in 1994 and 1995 have significantly reduced the expense structure of the Company; however, it is not certain that the Company will be able to achieve the revenue level necessary to return to profitability. The Company is taking action to minimize its cash outlays by deferring or eliminating discretionary expenses and capital asset purchases. Among the steps taken during the last quarter of 1995 to reduce expenses and improve profitability during 1996 are the following: (1) the availability of cash from the sale of the Notes and Warrants described below is expected to result in improved procurement practices as the confidence of vendors in the Company's payment ability is improved, which will reduce costs and improve product delivery, (2) the closing of the Woodbury, New York corporate office, the elimination of several corporate support personnel and the relocation of the Company's corporate headquarters to Colorado in December 1995 is expected to result in cost savings, (3) the Company has reduced Wilcom's workforce from 76 to 41 and commenced an outsourcing effort of up to 70% of Wilcom's present production, (4) the Company has reduced Codar's workforce by 28 and is continuing to review and rationalize its operations, and (5) the Company has reduced its budget for independent research in pursuit of new products and improvements to existing products by approximately 33%. There can be no assurance, however, that expenses will be reduced or profitability will improve as a result of these or any other steps.


Effective February 15, 1996 the Company entered into an amendment to its credit agreement with its bank lenders which amended and extended the payment provisions contained therein and reset certain financial convenants on more favorable terms for the Company. The revised credit agreement provides for quarterly principal payments of $500,000, beginning on March 31, 1996, and payments of $750,000 beginning on March 31, 1997 and paid through December 31, 1998. The remaining principal balance is due on January 15, 1999. Interest is payable monthly at the rate of 1 3/4% above prime. The loan covenants require that the Company maintain certain minimum levels of net worth, current ratio and quick ratio. There are also limits on capital expenditure and the payment of cash dividends.

On February 15, 1996, February 23, 1996 and February 29, 1996 the Company issued an aggregate of $8,242,000 of 12% Convertible Subordinated Promissory Notes due January 15, 2001 (the "Notes") and warrants to purchase an aggregate of 2,060,500 shares of the Company's Common Stock (the "Warrants"). The Notes are convertible by the holders into shares of Common Stock at a price equal to $2.00 per share, subject to adjustment if the Company fails to meet certain earnings thresholds and in certain other events. Interest on the Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 1996. The Notes mature on January 15, 2001. The Notes may be prepaid by the Company without premium or penalty at any time after January 15, 1999. The Notes are unsecured obligations of the Company and contain certain restrictions on the Company including a negative pledge of the Company's assets not otherwise encumbered by the holders of the senior indebtedness.

In addition to the Warrants issued with the Notes, the Company issued an aggregate of 2,024,200 Warrants to the lead investor and the placement agent. All Warrants entitle the holders thereof to purchase shares of Common Stock at any time and from time to time on or before February 15, 2002, at an exercise price equal to $2.50 per share of Common Stock, subject to adjustment in certain events.

The Company received total proceeds (net of placement agency fees and expenses) of $7,442,081 ($2,500,000 was received prior to December 31, 1995) from the sale of the Notes and the Warrants upon completion of the offering.

Cash and cash equivalents totaled $2.6 million at December 31, 1995, as compared to $1.7 million at December 31, 1994. Cash provided by operating activities amounted to $0.1 million in 1995, as compared to cash used in operating activities of $0.03 million in 1994.

Cash of $0.5 million was used in investing activities during 1995. The major components were comprised of $0.9 million for the purchase of property, plant and equipment. In May 1995, the Company sold its vacated manufacturing facility located in Hauppauge, New York and received cash of $0.4 million with a note for the balance payable in two years in the amount of $1.2 million.

During 1995, the Company made debt principal payments of $0.7 million and made payments against notes payable of $0.1 million.

Inflation

The Company's financial statements are prepared in accordance with historical accounting systems and, therefore, do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

Backlog

The backlog of unfulfilled orders at December 31, 1995 stood at $47.8 million, compared to $42.0 million at December 31, 1994. Approximately 77% of the backlog is scheduled for delivery over the next twelve months.

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant are submitted herewith at the end of this document beginning on Page F-1:

Independent Auditors' Report.

Consolidated balance sheets at December 31, 1995 and 1994.

Consolidated statements of operations for the years ended December 31, 1995, 1994 and 1993.

Consolidated statements of shareholders' equity for the years ended December 31, 1995, 1994 and 1993.

Consolidated statements of cash flows for the years ended December 31, 1995, 1994 and 1993.

Notes to consolidated financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The members of the Board of Directors of the Company as of March 28, 1996, together with certain information furnished to the Company by each such person as of such date, are set forth below.


                                Years Served
Name and Age                    as a Director         Biographical Summary
- ------------                    -------------         --------------------
Robert A. Carlson (1), 62           8               Mr. Carlson is Chairman and Chief
                                                    Executive Officer of the Company.  From
                                                    December 1987 until December 1989, he
                                                    was President and Chief Operating
                                                    Officer of the Company.  From December
                                                    1989 to October 1995, he was President
                                                    and Chief Executive Officer of the
                                                    Company.

Richard A. Schneider 1, 43          3               Mr. Schneider is Executive Vice
                                                    President, Treasurer and Secretary of
                                                    the Company.  He was elected a director
                                                    of the Company on February 11, 1993.
                                                    From October 1988 until December 1992,
                                                    he served as Vice President-Finance and
                                                    Treasurer of the Company.  He was
                                                    elected Secretary of the Company in
                                                    January 1990.

Stephen A. Barre (2,3), 56          6               Mr. Barre is Chairman and Chief
                                                    Executive Officer of Servo Corporation
                                                    of America, a communications and defect
                                                    detection company.

C. Shelton James (1,3), 55          6               Mr. James is Chairman of the Board and
                                                    Chief Executive Officer of Elcotel,
                                                    Inc., a public communications company.
                                                    He also is President and a director of
                                                    Fundamental Management Corporation, an
                                                    investment management company which is
                                                    the general partner of limited
                                                    partnerships which are substantial
                                                    investors in the Company, and he is on
                                                    the board of directors of Harris
                                                    Computer Systems, Inc., SK
                                                    Technologies, and CPSI, Inc.


Edward L. Hennessy, Jr. (2), 68     1 month         Mr. Hennessy is the retired Chairman
                                                    and Chief Executive Officer of Allied
                                                    Signal, Inc. He also is a director of
                                                    The Bank of New York, Lockheed Martin
                                                    Corp., National Association of
                                                    Manufacturers, and Fundamental
                                                    Management Corporation.  He was elected
                                                    a director of the Company on March 6,
                                                    1996.

Charles S. Holmes (1,2), 51         6 months        A director of the Company since October 3,
                                                    1995, Mr. Holmes is President and sole
                                                    stockholder of Asset Management Associates
                                                    of New York, Inc., a New York-based
                                                    firm specializing in acquisitions of
                                                    manufacturing businesses. Mr. Holmes founded
                                                    and was a partner in Asset Management
                                                    Associates, a predecessor partnership
                                                    of Asset Management, from 1978 to 1991. He
                                                    has served since its formation in 1992 as
                                                    Vice Chairman of the Board of Directors of
                                                    Chart Industries Inc., which specializes in
                                                    the design, manufacture and sale of industrial
                                                    process equipment used in the hydrocarbon and
                                                    industrial gas industries for low-temperature
                                                    and cryogenic applications, and manufactures
                                                    other industrial equipment such as stainless
                                                    steel tubing, structural pipe supports and
                                                    high vacuum systems.

Dennis McCarthy (3), 49             1 month         Mr. McCarthy was elected a director of the
                                                    Company on March 6, 1996. He has been employed
                                                    by Asset Management Associates of New York,
                                                    Inc., a New York-based firm specializing in
                                                    acquisitions of manufacturing businesses,
                                                    since 1988.

- ------------------------

1)  Member of the Executive Committee
2)  Member of the Compensation Committee
3)  Member of the Audit Committee

Messrs. Walter Lipkin, John M. May and Robert D. Rosenthal resigned as directors on October 3, 1995, February 15, 1996 and February 15,
1996, respectively.

Executive Officers of the Company

The current executive officers of the Company are as follows:

Robert A. Carlson, 62, is the Chairman and Chief Executive Officer of the Company. From December 1987 until December 1989, he was President and Chief Operating Officer of the Company. From December 1989 until October 1995, he was President and Chief Executive Officer of the Company.

Richard A. Schneider, 43, is the Executive Vice President, Treasurer and Secretary of the Company. From October 1988 until December 1992, he served as Vice President - Finance and Treasurer of the Company. He was elected Secretary of the Company in January 1990.



ITEM 11.
EXECUTIVE COMPENSATION

The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the executive officers of the Company other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives") for each of the Company's last three fiscal years.

                                                                                Long Term Compensation
                                                                     -----------------------------------------------
                                         Annual Compensation                         Awards               Payouts
                                   ---------------------------------------------------------------------------------
       (a)                 (b)        (c)        (d)          (e)             (f)               (g)          (h)           (i)
                                                                                           Securities
                                                            Other Annual   Restricted      Underlying                   All Other
Name and Principal         Fiscal                           Compensation      Stock         Options/        LTIP       Compensation
     Position               Year    Salary($)     Bonus($)    ($)(1)       Award(s)($)      SARs (#)       Payouts         ($)
- ----------------------------------------------------------------------------------------------------------------------------------
 Robert A. Carlson -        1995     $263,000         --         --             --            250,000(5)      --        $59,071(2)
 President and Chief        1994      275,000         --         --             --            138,983(4)      --         66,324(2)
 Executive Officer          1993      260,000      $68,790       --             --             64,347         --         69,652(2)

 Richard A. Schneider -     1995      152,000        8,500       --             --            125,000(5)      --          7,630(3)
 Executive Vice President,  1994      149,000         --         --             --             94,389(4)      --         12,426(3)
 Treasurer and Secretary    1993      138,000       27,380       --             --             23,442         --         13,993(3)
- ----------------------------------------------------------------------------------------------------------------------------------

- ------------------------

(1) The aggregate amount of all perquisites and other personal benefits paid to any Named Executive is not greater than either $50,000 or 10% of the total of the annual salary and bonus reported for such Named Executive.

(2) Includes $59,122, $59,022 and $59,071 of life insurance premiums paid on term life and split dollar policies by the Company on behalf of Mr. Carlson in each of the years 1993, 1994 and 1995, respectively, as well as $7,909, $7,302 and $0 of matching contributions made by the Company under the 401(k) deferred compensation plan and $2,621, $0 and $0 of matching contributions made by the Company under the profit sharing portion of such plan for the benefit of Mr. Carlson for each of the years 1993, 1994 and 1995, respectively.

(3) Includes $7,637, $7,603 and $7,630 of life insurance premiums paid on term life and split dollar policies by the Company on behalf of Mr. Schneider in each of the years 1993, 1994 and 1995, respectively, as well as $4,166, $4,823 and $0 of matching contributions made by the Company under the 401(k) deferred compensation plan and $2,190, $0 and $0 of matching contributions made by the Company under the profit sharing portion of such plan for the benefit of Mr. Schneider for each of the years 1993, 1994 and 1995, respectively.

(4) Options to acquire shares of Common Stock that were granted in fiscal year 1994. At the same time, options for Mr. Carlson (102,951 shares) and Mr. Schneider (54,996 shares) were canceled.

(5) Options to acquire shares of Common Stock that were granted in fiscal year 1995. At the same time, options for Mr. Carlson (214,485 shares) and Mr. Schneider (95,327 shares) were cancelled.


Stock Options

The table below summarizes the options granted to the Named Executives in 1995 and their potential realizable values.

                                  Option/SAR Grants in 1995

                                                                          Potential Realizable
                                                                                Value of
                                                                             Assumed Annual
                                                                          Rates of Stock Price
                                                                              Appreciation
                           Individual Grants                               for Option Term(1)
- ------------------------------------------------------------------------ -----------------------
       (a)                (b)         (c)          (d)          (e)         (f)         (g)
                    Number of      % of Total
                    Securities     Options/SARs
                    Underlying     Granted to
                    Options/SARs   Employees   Exercise or
                    Granted (#)    in Fiscal   Base          Expiration
Name                               Year        Price ($/Sh)  Date         5% ($)     10% ($)

- ------------------- -------------- ----------- ------------- ----------- ----------- -----------
Robert A. Carlson   250,000(2)      49%         $2.50          5 years       $ -       $176,631
President and
Chief Executive
Officer

Richard A.          125,000(3)      24%         $2.50          5 years       $ -       $ 88,316
Schneider
Executive Vice
President
Treasurer and
Secretary



- ------------------------

(1) Option price compounded annually at 5% and 10% over the ten year term minus the exercise price times the number of shares subject to the option.

(2) Such options were granted on October 16, 1995 in connection with an employment agreement entered into between Mr. Carlson and the Company to replace 214,485 previously issued options which were canceled. The closing price for a share of Common Stock on the grant date was $1.81.

(3) Such options were granted on October 16, 1995 in connection with an employment agreement entered into between Mr. Schneider and the Company to replace 95,327 previously issued options which were canceled. The closing price for a share of Common Stock on the grant date was $1.81.

The table below summarizes the exercise of stock options during 1995 for the Named Executives.


      Aggregated Option/SAR Exercises in 1995 and FY-End Option/SAR Values


(a)                  (b)                (c)                (d)                (e)
                                                           Number of
                                                           Securities         Value of
                                                           Underlying         Unexercised
                                                           Unexercised        In-the-Money
                                                           Options/SARs       Options/SARs
                                                           at FY-End (#)      at FY-End ($)
                     Shares
                     Acquired on        Value              Exercisable/       Exercisable/
Name                 Exercise           Realized ($)       Unexercisable      Unexercisable (1)
- -------------------- ------------------ ------------------ ------------------ ------------------

Robert A. Carlson -  -0-                $ 0                0/250,000          $0/0
President and Chief
Executive Officer

Richard A.           -0-                $ 0                0/125,000          $0/0
Schneider -
Executive Vice
President
Treasurer and
Secretary

- ------------------------

(1) Market price at December 31, 1995 minus exercise price times the number of shares underlying the unexercised options.


Supplemental Retirement Plan

The Corporation has a non-qualified Supplemental Retirement Plan pursuant to which the Corporation may pay from general revenues to two currently eligible employees the difference between (i) 2.5% (5.0% for the President/CEO) of the average of the employees' highest consecutive five year earnings per year of service to a maximum of 50% and (ii) those benefits payable under the Company's terminated Pension Plan, Social Security and from any other prior employers' defined benefit pension plan. It is estimated that Messrs. Carlson and Schneider, who have 11 and 7 years of credited service, respectively, will receive each year at normal retirement age the following annual amounts under the non-qualified Supplemental Retirement Plan: $131,296 and $65,103, respectively.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 1995, the members of the Compensation Committee were John M. May (Chairman), Walter Lipkin and Robert D. Rosenthal. During fiscal year 1995 and formerly, none of such persons was an officer of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a director of the Company, except that Mr. Lipkin served as a Vice President or Senior Vice President and Treasurer of the Company from 1954 through 1989. In addition, during the fiscal year ended December 31, 1995, no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

Mr. Lipkin resigned as a director of the Company on October 3, 1995 and Messrs. May and Rosenthal resigned as directors on February 15, 1996. On March 6, 1996, Messrs. Barre, Hennessy and Holmes were appointed as members of the Compensation Committee.

Employment and Change in Control Agreements

The Company entered into an Employment Agreement (the "Carlson Employment Agreement") with Robert A. Carlson on October 16, 1995. Pursuant to the Carlson Employment Agreement, the term of Mr. Carlson's employment commenced on October 16, 1995 and will continue until November 30, 1997. Mr. Carlson will be paid salary at a rate of $214,500 per annum which represents a 25% reduction in salary from the prior year's level. In addition to such salary and assuming the Company attains certain annual targets, the Company will pay to Mr. Carlson an annual bonus equal to 100% of his salary. In addition, Mr. Carlson will be eligible to participate in all employee benefit programs, will be entitled to four weeks vacation, will continue to participate in the Company's retirement program, will be provided with use of a Company car, and has been granted options to purchase 250,000 shares of Common Stock at a per share exercise price of $2.50 (such options to replace 225,000 previously issued options which were canceled). In addition, if the Company decides to terminate Mr. Carlson's employment without cause, the Company will provide Mr. Carlson with 20 days written notice, and provide him with a severance payment of a pro rata share of unused vacation for the full year plus a pro rata share of his bonus under the Company Bonus Plan, if the Board in its sole discretion so determines. In addition, the Company will pay Mr. Carlson either his salary for the remainder of the term under the agreement or one year's salary, whichever is greater. If the Company decides to terminate Mr. Carlson's employment for cause, the Company will provide 20 days written notice, and reason for the termination. Mr. Carlson will have those 20 days to effect a cure to the Company's satisfaction, and, if so cured, such reason will no longer constitute cause for removal.

The Company entered into an Employment Agreement (the "Schneider Employment Agreement") with Richard A. Schneider on October 16, 1995. Pursuant to the Schneider Employment Agreement, the term of Mr. Schneider's employment commenced on October 16, 1995 and will continue until October 16, 1997. Mr. Schneider will be paid salary at a rate of $135,000 per annum which represents a 25% reduction in salary from the prior year's level. In addition to such salary and assuming the Company attains certain annual targets, the Company will pay to Mr. Schneider an annual bonus equal to 87% of his salary. In addition, Mr. Schneider will be eligible to participate in all employee benefit programs, will be entitled to three weeks vacation, will continue to participate in the Company's retirement program, will be provided with use of a Company car, and has been granted options to purchase 125,000 shares of Common Stock at a per share exercise price of $2.50 (such options to replace 100,000 previously issued options which were canceled). In addition, if the Company decides to terminate Mr. Schneider's employment without cause, the Company will provide Mr. Schneider with 20 days written notice, and provide him with a severance payment of a pro rata share of unused vacation for the full year plus a pro rata share of his bonus under the Company Bonus Plan, if the Board in its sole discretion so determines. In addition, the Company will pay Mr. Schneider either his salary for the remainder of the term under the agreement or one year's salary, whichever is greater. If the Company decides to terminate Mr. Schneider's employment for cause, the Company has agreed to provide 20 days written notice, and reason for the termination. Mr. Schneider will have those 20 days to effect a cure to the Company's satisfaction, and, if so cured, such reason will no longer constitute cause for removal. In addition and pursuant to the Schneider Employment Agreement, the Company will loan to Mr. Schneider the equivalent of the difference between his net salary and the net salary he was receiving immediately prior to the execution of the Schneider Employment Agreement ($550.00 per week). This loan will be repayable out of any bonus paid to Mr. Schneider on account of work performed during the prior year; provided, however, that upon a resignation for Good Reason (as defined) or termination without cause, the full amount outstanding under such loans will be discharged in full.

Director Compensation

During 1995, each director who was not also an officer of the Company was paid an annual retainer of $9,000 plus a uniform fee of $1,000 for each Board and committee meeting attended in person. During 1995, directors who were also officers of the Company received no remuneration for attendance at Board and committee meetings.


ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning persons or groups who are known by the Company to be the beneficial owners of more than 5% of the Common Stock as of March 8, 1996. The information in the table below is based upon information furnished to the Company by such persons and statements filed with the Securities and Exchange Commission.


                                             NUMBER OF SHARES OF
                                                COMMON STOCK              PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIALLY OWNED(1)       COMMON STOCK
- -----------------------------------          --------------------        ------------
Charles S. Holmes
P.O. Box 2850
Southampton, NY  11969(2)                         2,700,000                  26.60%

Pioneering Management Corporation
60 State Street
Boston, MA  02114(3)                                696,500                   9.34%

Fundamental Management Corporation
4000 Hollywood Boulevard
Suite 610N
Hollywood, FL  33021(4)                           1,075,636                  13.20%

- ------------------------

(1) To the knowledge of the Company, beneficial owners named in the above table have sole voting power with respect to the shares listed opposite their names.

(2) Mr. Holmes is a director of the Company. These shares are comprised of 1,700,000 shares underlying certain Warrants exercisable at $2.50 per share and 1,000,000 shares underlying $2,000,000 of Promissory Notes convertible into shares at $2.00 per share. The ownership percentage is calculated as if such Warrants and Notes had been converted as of March 8, 1996.

(3) These shares are reportedly owned by a passive investor. Pioneering Management Corporation is the investment company advisor of such investor and is registered under Section 203 of the Investment Advisers Act of 1940.

(4) These shares are reportedly owned by various limited partnerships, of which Fundamental Management Corporation is the general partner. C. Shelton James, a director of the Company, is the President and a director of Fundamental Management Corporation. Includes 225,000 shares underlying certain Warrants exercisable at $2.50 per share and 450,000 shares underlying $900,000 of Promissory Notes convertible into shares at $2.00 per share. Excludes 14,793 shares of Common Stock owned by Mr. James as to which shares Fundamental Management Corporation disclaims beneficial ownership. The ownership percentage is calculated as if such Warrants and Notes had been converted as of March 8, 1996.


Shares of Common Stock beneficially owned as of March 8, 1996 by each director and executive officer of the Company and by all directors and executive officers of the Company as a group are set forth in the following table. This table is based upon information furnished to the Company by such persons and statements filed with the Securities and Exchange Commission.

                        BENEFICIAL OWNERSHIP OF SHARES(1)

                                            NUMBER OF SHARES OF
                                               COMMON STOCK                 PERCENT OF
NAME                                        BENEFICIALLY OWNED(2)        COMMON STOCK(3)
- ----                                        -------------------         --------------

Robert A. Carlson                                100,467                       1.40%

Stephen A. Barre                                  17,654                      --

Edward L. Hennessy, Jr.                              -0-                      --

Charles S. Holmes(4)                                 -0-                      --

C. Shelton James(5)                               14,793                      --

Dennis McCarthy                                      -0-                      --

Richard A. Schneider                              16,812                      --

All directors and officers as a group
(7 persons)                                      149,721                       2.01%

- ------------------------

- --  =  Less than 1%

(1) Directors and executive officers have sole voting power and sole investment power with respect to the shares listed opposite their names.

(2) Excludes options exercisable within 60 days of March 8, 1996 for such persons as follows: Mr. Carlson, -0-; Mr. Barre, 3,120; Mr. Hennessy, -0-; Mr. Holmes, -0-; Mr. James, 7,401; Mr. McCarthy, -0-; Mr. Schneider, -0-; and all directors and officers as a group, 16,751.

(3) The percentages of Common Stock outstanding are based on 7,459,437 shares outstanding on March 8, 1996.

(4) Excludes Warrants to purchase 1,700,000 shares of Common Stock and Promissory Notes convertible into 1,000,000 shares of Common Stock owned by Mr. Holmes.

(5) Excludes 385,636 shares of Common Stock, Warrants to purchase 225,000 shares of Common Stock and Promissory Notes convertible into 450,000 shares of Common Stock owned by various limited partnerships of which Fundamental Management Corporation, an investment company of which Mr. James is President and a director, as to which shares Mr. James shares voting and dispositive power.

                                           PART IV


ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 13, 1995, Charles S. Holmes loaned the Company $1,000,000 at 12% interest, and received a fee of 3% of such principal amount (the "Holmes Transaction"), and in December 1995, Mr. Holmes loaned the Company an additional $1,000,000 on the same terms, both of which loans were integrated with the Company's private placement (the "Investment Transaction") of 12% Convertible Subordinated Notes due January 15, 2001 (the "Notes") and Warrants to purchase Common Stock (the "Warrants") and Mr. Holmes received 2,000 Units consisting of $2,000,000 aggregate principal amount of Notes and Warrants to purchase 500,000 shares of Common Stock in exchange therefore. In connection with the Holmes Transaction, Mr. Holmes became a director of the Company in October 1995. In connection with the Investment Transaction, the Company issued Warrants to purchase an aggregate of 1,200,000 additional shares of Common Stock at $2.50 per share to Mr. Holmes for past advisory services in connection with the private placement and the engagement of Commonwealth Associates as the Company's placement agent.

In December 1995 and January 1996, Active Investors II, Ltd. loaned the Company $500,000 and $400,000, respectively, at 12% interest (the "James Transaction"), both of which loans were integrated with the Investment Transaction and Active Investors received 900 Units consisting of $900,000 aggregate principal amount of Notes and Warrants to purchase 225,000 shares of Common Stock in exchange therefore. C. Shelton James, a director of the Company, is the President and a director of Active Investors. Active Investors and certain affiliated limited partnerships currently own shares of Common Stock of the Company.

In connection with the Investment Transaction, the Company agreed to use its best efforts to cause the resignation of two then-current members of the Board of Directors and cause to be elected as directors two individuals acceptable to the Company and who are designated by the investors (including one designated solely by Mr. Holmes and one designated solely by Active Investors). Dennis McCarthy was designated to serve in such capacity by Mr. Holmes while Edward
L. Hennessey, Jr. was designated to serve in such capacity by Active Investors, and each became a director of the Company on March 6, 1996.


ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

    The consolidated financial statements and schedules listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

    A Form 8-K was filed with the Commission on February 26, 1996 to report that the Company had completed a private placement of $7,995,000 aggregate principal amount of 12% Convertible Subordinated Promissory Notes and had entered into a Fifth Amendment to the Credit Agreement which amended and extended the provisions therein.

(c) Exhibits

    21  List of Subsidiaries
    23  Accountants' Consent
    27  Financial Data Schedules (Edgar filing only)

(d) Not applicable.

                                     S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NAI TECHNOLOGIES, INC.

                                                By: /s/ Richard A. Schneider
                                                    ---------------------------
                                                    Richard A. Schneider
Date:  March 28, 1996                               Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                              Date
- ---------                                   -----                              ----
/s/ Robert A. Carlson                       Chairman, Chief Executive          March 28, 1996
- ------------------------                    Officer and Director
(Robert A. Carlson)                         (Chief Executive Officer)

/s/ Stephen Barre                           Director                           March 28, 1996
- ------------------------
(Stephen Barre)

/s/ Edward L. Hennessy, Jr.                 Director                           March 28, 1996
- -------------------------------
(Edward L. Hennessy, Jr.)

/s/ Charles S. Holmes                       Director                           March 28, 1996
- ---------------------------
(Charles S. Holmes)

/s/ C. Shelton James                        Director                           March 28, 1996
- ------------------------
(C. Shelton James)

/s/ Dennis McCarthy                         Director                           March 28, 1996
(Dennis McCarthy)

/s/ Richard A. Schneider                    Executive Vice President,          March 28, 1996
- --------------------------                  CFO, Treasurer,
(Richard A. Schneider)                      Secretary and Director
                                            (Chief Financial and
                                            Accounting Officer)


                            NAI TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 INDEX TO FINANCIAL STATEMENTS
                               AND FINANCIAL STATEMENT SCHEDULES




                                                                              Page
                                                                              ----
Independent Auditors' Report                                                   F-2
Consolidated Balance Sheets at December 31, 1995 and 1994                      F-3

Consolidated Statements of Operations - Years ended                            F-4
    December 31, 1995, 1994 and 1993

Consolidated Statements of Shareholders' Equity -                              F-5
    Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows - Years ended                            F-6
    December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                                     F-7

Independent Auditors Report                                                    F-29

Consolidated Financial Statement Schedules:
        II - Valuation and Qualifying Accounts                                 F-30


Schedules not listed above have been omitted either because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
and Stockholders
NAI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NAI Technologies, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAI Technologies, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                     KPMG PEAT MARWICK LLP







March 1, 1996
Boulder, Colorado

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


December 31,
(in thousands, except share amounts)                                1995              1994
- ------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $  2,605          $  1,658
   Accounts receivable, net                                       13,735            12,508
   Income taxes receivable                                            --             4,732
   Inventories, net                                               11,995            14,052
   Deferred tax asset                                                384               378
   Other current assets                                              813               871
- ------------------------------------------------------------------------------------------
       Total current assets                                       29,532            34,199
- ------------------------------------------------------------------------------------------

Property, plant and equipment, net                                 5,351             7,657
Excess of cost over fair value of net assets acquired, net        10,339            10,865
Notes receivable                                                   1,190                --
Other assets                                                       1,600               999
- ------------------------------------------------------------------------------------------
       Total assets                                              $48,012           $53,720
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                             $  9,797          $  7,484
   Notes payable                                                      --               127
   Current installments of long-term debt                          2,177             2,179
   Accrued payroll and commissions                                   768               535
   Other accrued expenses                                          6,376             6,435
   Income taxes payable                                              370               774
- ------------------------------------------------------------------------------------------
   Total current liabilities                                      19,488            17,534
- ------------------------------------------------------------------------------------------

Notes payable                                                         --             6,000
Long-term debt                                                    15,573             7,990
Other accrued expenses                                             2,481             1,522
Deferred income taxes                                                384               378
- ------------------------------------------------------------------------------------------
   Total liabilities                                             $37,926           $33,424
- ------------------------------------------------------------------------------------------
Commitments and contingent liabilities

SHAREHOLDERS' EQUITY:
   Capital Stock:
       Preferred stock, no par value, 2,000,000
         shares authorized and unissued                                -                 -
       Common stock, $.10 par value, 25,000,000
         shares authorized; shares issued:
         7,459,437 in 1995 and 7,174,592 in 1994                     746               717
   Capital in excess of par value                                 16,162            14,718
   Foreign currency translation adjustment                            43               107
   Retained earnings (deficit)                                    (6,865)            4,754
- ------------------------------------------------------------------------------------------
       Total shareholders' equity                                 10,086            20,296
- ------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                $48,012           $53,720
==========================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      YEARS ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                             1995          1994         1993
- ---------------------------------------------------------------------------------------------------
Net sales                                                        $60,008       $54,520      $81,024
- ---------------------------------------------------------------------------------------------------
Cost of sales                                                     55,100        44,254       53,526
- ---------------------------------------------------------------------------------------------------
Gross margin                                                       4,908        10,266       27,498
- ---------------------------------------------------------------------------------------------------

Selling expenses                                                   4,971         7,490        7,351
General and administrative expenses                                6,517         6,313        5,794
Research and development costs                                     1,807         3,214        5,020
Restructuring expenses                                                 -         7,321            -
Other expenses                                                       488           517          373
- ---------------------------------------------------------------------------------------------------
Total expenses                                                    13,783        24,855       18,538
- ---------------------------------------------------------------------------------------------------
Operating earnings (loss)                                         (8,875)      (14,589)       8,960
- ---------------------------------------------------------------------------------------------------

Non-operating income (expense)
    Interest income                                                  195            83          121
    Interest expense                                              (2,562)       (1,477)        (786)
- ----------------------------------------------------------------------------------------------------
                                                                  (2,367)       (1,394)        (665)
- ----------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                              (11,242)      (15,983)       8,295
Income tax expense (benefit)                                         377        (4,392)       2,840
- ---------------------------------------------------------------------------------------------------
Net earnings (loss)                                             ($11,619)     ($11,591)      $5,455
===================================================================================================
Earnings (loss) per common share                                ($  1.57)     ($  1.69)      $ 0.80
===================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                                                          CAPITAL                                         TOTAL
                                                              COMMON     IN EXCESS     NOTE     TRANSLATION  RETAINED  SHAREHOLDERS'
(IN THOUSANDS)                                                 STOCK       OF PAR    RECEIVABLE  ADJUSTMENT  EARNINGS     EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1993                                         $384       $8,828       ($26)        --      $14,725     $23,911
  Net earnings                                                   --         --            --         --        5,455       5,455
  Common stock acquired and retired                               (2)       (336)         --         --         --          (338)
  4% common stock dividend                                        16       2,252          --         --       (2,268)        --
  Three for two common stock split                               214        (214)         --         --         --           --
  Exercise of common stock warrants                                8          (8)         --         --         --           --
  Foreign currency translation adjustment                         --        --            --        (54)       --
                                                                                                                             (54)
  Common stock issued in connection
    with the acquisition of Lynwood                               20       1,100          --         --       --           1,120
  Tax benefit from exercise of employee
    stock options                                                 --         220          --         --       --             220
  Exercise of employee stock options and
    stock purchase plan, net of shares tendered                   11         254          14         --        --            279
                                                                --------------------------------------------------------------------

BALANCE DECEMBER 31, 1993                                        651      12,096         (12)       (54)      17,912      30,593
  Net (loss)                                                      --        --            --         --      (11,591)    (11,591)
  4% common stock dividend                                        26       1,541          --         --       (1,567)       --
  Foreign currency translation adjustment                         --        --            --        161         -
                                                                                                                             161
  Sale of common stock                                            36         964          --         --         --         1,000
  Tax benefit from exercise of employee
    stock options                                                 --          23          --         --         --            23
  Exercise of employee stock options and
      purchases under stock purchase plan                          4         106          --         --         --           110
                                                                --------------------------------------------------------------------

BALANCE DECEMBER 31, 1994                                        717      14,730         (12)        107       4,754      20,296
  Net (loss)                                                      --        --            --                 (11,619)    (11,619)
  Foreign currency translation adjustment                         --        --            --         (64)       --           (64)
  Common stock issued in debt restructuring                       25         475          --         --         --           500
  Issuance of stock warrants in connection                        --         913          --         --         --           913
    with debt offering
  Exercise of employee stock options and
    purchases under stock purchase plan                            4          56          --         -- -           --        60
                                                                --------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                                       $746     $16,174        ($12)        $43    ($ 6,865)   $ 10,086
                                                                ====================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS)                                                    1995         1994         1993
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                        ($11,619)    ($11,591)      $5,455
   Adjustments to reconcile net earnings (loss) to cash
     (used in) provided by operating activities:
   Depreciation and amortization                                 2,979        2,435        2,508
   Loss on disposal of property, plant and equipment                 1        2,298            -
   Tax benefit from exercise of employee stock options              --           23          220
   Changes in assets and liabilities,  excluding  effects
     from acquisitions and foreign currency adjustments:
       Accounts receivable                                      (1,227)       2,534       (1,374)
       Inventories                                               2,057        2,910       (2,125)
       Accounts payable and other accrued expenses               3,545        4,215       (4,885)
       Income taxes                                              4,328       (2,775)      (1,199)
       Other, net                                                   57          (82)         336
- ------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                121          (33)      (1,064)
- -------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Contingent payment on purchase of KMS Advanced Products        (103)        (189)        (227)
   Payment for purchase of Lynwood, net of cash acquired            --           --       (3,986)
   Payment for purchase of Codar, net of cash acquired              --           --       (4,592)
   Purchase of property, plant and equipment                      (886)        (935)      (1,484)
   Proceeds from sale of property, plant and equipment             443        1,053           70
- ------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (546)         (71)     (10,219)
- -------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuances of notes payable                                        6        8,636          250
   Issuances of 12% convertible subordinated notes               2,500           --           --
   Payments of notes payable                                      (133)      (5,283)          --
   Payments for debt restructuring                                (345)          --           --
Proceeds from long-term borrowings                                  --           --        7,500
   Payments of long-term debt                                     (656)      (4,777)      (2,748)
   Receipts on notes receivable                                     --          223          433
   Proceeds from exercise of stock options and stock
   purchase plan                                                    60          110          265
   Proceeds from sale of common stock                               --        1,000           --
   Purchase and retirement of common stock                          --           --         (338)
- -------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities              1,432          (91)       5,362
- ------------------------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash                  (60)         136          (35)
- -------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents               947          (59)      (5,956)
Cash and cash equivalents at beginning of year                   1,658        1,717        7,673
- ------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $2,605       $1,658       $1,717
================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid for (received):
       Interest                                                 $1,506       $1,462      $   771
       Income taxes                                             (4,697)        (773)       3,859
   Non-cash investing and financing activities:
       Common stock issued in Lynwood acquisition                   --           --        1,120
       Notes payable issued in Codar acquisition                    --           --        2,524
       Common stock issued in debt restructuring                   500           --           --
       Notes receivable from sale of property, plant
       and equipment                                             1,190           --           --
==================================================================================================

        The accompanying notes to consolidate financial statements are an integral part of these statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


1.      SUMMARY OF ACCOUNTING POLICIES

        Description of Business: NAI Technologies designs, manufactures and markets rugged computer systems, advanced peripheral products, high performance workstations, TEMPEST computer systems and telecommunications test equipment and transmission products, and integrated systems for defense, military, government-related and commercial businesses. The Company's customer base includes commercial markets requiring rugged, mobile computer and communications systems, U.S. and foreign armed services and intelligence agencies, and the regional Bell operating companies and independent telephone companies. Net sales to the U.S. Government for the years ended December 31, 1995, 1994 and 1993 were $22,665,000, $21,819,000, and $41,559,000, respectively. With the exception of the U.S. Government, no single customer accounted for more than 10% of annual sales in any of the years presented.

        Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

        Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Financial Statement Reclassification: Certain reclassifications have been made to prior years' financial statements to conform to the 1995 presentation.

        Cash equivalents: The Company classifies investments that are readily convertible into cash, and have original maturities of three months or less, as cash equivalents.

        Inventories: Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Work in process is stated at total cost incurred, reduced by estimated costs of units delivered, not in excess of net realizable value. The Company's business is characterized by rapid change that frequently results in product obsolescence. The Company continually reviews its on-hand quantities and compares such to current business levels and future expectations. Adjustments to the carrying values of inventory are made when considered necessary.

        Property, Plant and Equipment: Property, plant and equipment are recorded at historical cost. Depreciation and amortization have been computed using the straight-line method over the following estimated useful lives of the assets: equipment and furniture and fixtures, generally -- 2 to 10 years, and buildings -- 33 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the lease term.

        Excess of Cost over Fair Value of Net Assets Acquired: The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight line basis over a period of twenty years. The Company reviews the significant assumptions which underlie the twenty year amortization period on a quarterly basis and will shorten the amortization period if considered necessary. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected un-discounted future results. Accumulated amortization was approximately $1,730,000 and $1,100,000 at December 31, 1995 and 1994, respectively. The amortization expense associated with these amounts is included in other operating expense in the consolidated statements of operations and amounted to $630,000, $620,000 and $359,000 in 1995, 1994 and 1993, respectively.

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

        Stock Dividends: On March 14, 1994 the Company issued 261,139 shares of common stock in connection with a 4% stock dividend to shareholders of record on February 25, 1994. On March 26, 1993 the Company issued 252,784 shares (as adjusted for stock dividend and stock split) of common stock in connection with a 4% stock dividend to shareholders of record on February 26, 1993. All references to earnings per share, stock option plan data and common shares have been adjusted to give effect to the stock dividends. The stock dividends were accounted for by transferring approximately $1,567,000 and $2,268,000 from retained earnings to common stock and capital in excess of par value in 1994 and 1993, respectively.

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

        Earnings (Loss) Per Share: Earnings (loss) per share is computed based upon the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of dilutive common stock options, common stock subscribed to under the Employee Stock Purchase Plan and common stock warrants, net of assumed buy-back. The computation of fully diluted earnings (loss) per share does not materially differ from that presented in the consolidated statements of operations. Earnings (loss) per share amounts are based on 7,382,000, 6,850,000 and 6,843,000 average shares outstanding (including common stock equivalents) for 1995, 1994 and 1993, respectively.

2.      ACQUISITIONS

        On October 14, 1993, the Company acquired Codar Technology, Inc. (Codar) via a merger of a wholly-owned subsidiary with and into Codar for approximately $6.5 million consisting of cash and notes payable. Additional costs incurred pursuant to the transaction resulted in a final total acquisition cost of approximately $7.6 million. The Company increased its term loan borrowings by $7.5 million in conjunction with the acquisition. The excess of the total acquisition cost over the fair value of net assets acquired, amounting to approximately $5.4 million, is being amortized using the straight line method over 20 years.

        On January 13, 1993, the Company acquired all of the outstanding common stock of Lynwood Scientific Developments Limited (Lynwood), a U.K. company, for approximately $4 million in cash, 330,497 shares (adjusted for stock dividends and stock split) of common stock and warrants to purchase 39,000 shares of common stock at a price of $8.89 per share. The common stock was valued at approximately $1.1 million based on an appraisal by an investment company. The cash portion of the purchase price was paid from existing cash balances. The excess of the total acquisition cost over the fair value of net assets acquired, amounting to approximately $3.7 million, is being amortized using the straight line method over 20 years.

        Each of the acquisitions was accounted for as a purchase and the operating results of each are included in the consolidated statements of operations from the date of acquisition.

        The following unaudited pro-forma consolidated results of operations assume that these acquisitions occurred on January 1, 1993 and reflect the historical operations of the purchased businesses adjusted for increased interest expense as a result of borrowings, reduced interest income as a result of cash utilization and increased depreciation and amortization net of applicable income taxes resulting from the acquisitions.


                    (IN THOUSANDS, EXCEPT PER SHARE DATA)         1993
                    --------------------------------------------------
                    Net sales                                  $92,870

                    Net earnings                               $ 3,894

                    Earnings per share                         $  0.57
                    ===================================================

        The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchases been made at the beginning of the period, or of results which may occur in the future.

3.      ACCOUNTS RECEIVABLE

        Accounts receivable at December 31 consisted of the following:

        (IN THOUSANDS)                                                     1995           1994
        --------------------------------------------------------------------------------------
        Amounts receivable from United States Government
           Amounts billed                                              $  3,764       $  4,008
           Unbilled contract receivables                                  2,004          1,629
- ----------------------------------------------------------------------------------------------
                                                                          5,768          5,637
        Amounts receivable from others
           Amounts billed                                                 7,729          6,728
           Unbilled contract receivables                                    380            276
- ----------------------------------------------------------------------------------------------
                                                                          8,109          7,004
                                                                         13,877         12,641
        Allowance for doubtful accounts                                    (142)          (133)
- ----------------------------------------------------------------------------------------------
                                                                       $ 13,735       $ 12,508
==============================================================================================


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

4.      INVENTORIES
        Inventories at December 31, summarized by major classification, were as follows:

        (in thousands)                                                      1995        1994
        --------------------------------------------------------------------------------------
        Raw materials and components                                     $ 8,159       $ 9,698
        Work-in-process                                                    4,121         3,849
        Finished goods                                                       477           662
        --------------------------------------------------------------------------------------
        Unliquidated progress payments                                     (762)         (157)
                                                                         $11,995       $14,052
        ======================================================================================


5.      OTHER CURRENT ASSETS
        Other current assets at December 31 consisted of the following:

        (in thousands)                                                      1995        1994
        --------------------------------------------------------------------------------------
        Prepaid insurance                                                 $  219        $ 482
        Other prepaid expenses                                               594          389
        --------------------------------------------------------------------------------------
                                                                          $  813        $ 871
        ======================================================================================


6.      PROPERTY, PLANT AND EQUIPMENT
        Property, plant and equipment at December 31 consisted of the following:

        (in thousands)                                                      1995        1994
        --------------------------------------------------------------------------------------
        Land                                                             $ 1,306       $ 1,612
        Buildings                                                          1,900         3,302
        Machinery and equipment                                            8,829         8,185
        Furniture and fixtures                                               679           635
        Leasehold improvements                                               317           279
        --------------------------------------------------------------------------------------
                                                                          13,031        14,013
        Less accumulated depreciation and amortization                    (7,680)       (6,356)
        --------------------------------------------------------------------------------------
                                                                         $ 5,351       $ 7,657
        ======================================================================================

7.      RESTRUCTURING

        On April 8, 1994 the Company announced that as part of its transition from the design and manufacture of computer peripherals toward both producing and integrating computer systems, it would close its Hauppauge, New York based Military Products Division and transfer the division's operations to its Codar facility in Longmont, Colorado. As a direct result of the above, during the first quarter of 1994 the Company recorded a $9,500,000 charge, of which $7,300,000 was classified as a restructuring charge and $2,200,000 was charged to cost of sales. The major components of the $7.3 million restructuring charge relate to employee expense ($2,731,000), disposition of assets ($2,000,000), inventory write downs on discontinued products ($1,120,000), idle facility costs ($590,000) and lease termination costs ($370,000). The major components of the $2.2 million charge to cost of sales pertain to inventory write-offs related primarily to excess start-up costs associated with the NST-II production. The transfer of operations to Colorado was substantially completed by the fourth quarter of 1994.

        At December 31, 1995 the restructuring liability totaled $153,000, comprised principally of lease termination costs.


8.      OTHER ACCRUED EXPENSES - CURRENT

        Other accrued expenses - current at December 31, 1995, consisted of the following:

        (in thousands)                                                  1995             1994
        --------------------------------------------------------------------------------------
        Customer advances                                               $ 1,143        $     -
        Employee benefits                                                   756          1,599
        Restructuring                                                       153            981
        Insurance payable                                                   168            305
        Purchase liabilities                                                453            682
        Warranty                                                            658            348
        Deferred revenue                                                    589            763
        Contract losses                                                     583              -
        Taxes, other than income                                            365              -
        Interest                                                            162              -
        Moving expense                                                      513              -
        Other                                                               833          1,757
        --------------------------------------------------------------------------------------
                                                                        $ 6,376        $ 6,435
        ======================================================================================

9.      DEBT

        Long term debt at December 31 consisted of the following:

        (in thousands)                                                      1995        1994
        ------------------------------------------------------------------------------------
        Secured revolving credit with quarterly
          step-downs of $500 in 1996 with interest
          at prime plus 1 3/4%                                           $15,175        $9,175

        Midland Bank PLC, secured 5 year business
          term loan,  monthly  principal  installments
          of (pound)7,257 (approximately $11,000) through
          July 1995 with interest at 2% above the
          U.K. base rate(6.25% at December 31, 1994)                           --           80

        Notes payable, generally secured by specified
          machinery and equipment, with interest at
          rates ranging from 8.875% to 12.43%                                388           680

        Industrial  Development Bond, payable in
          monthly principal  installments of $4,775
          through February 1999 with interest
          at 70% of prime,  repaid  in 1995
          (8.5% at December 31, 1994)                                         --           234

        12% Convertible Subordinated Promissory
          Notes due January 15, 2001                                       2,500            --
        --------------------------------------------------------------------------------------
                                                                          18,063        10,169

        Original issue discount on 12% Notes                                (313)            -
        Less current installments                                         (2,177)       (2,179)
        --------------------------------------------------------------------------------------
                                                                         $15,573       $ 7,990
        ======================================================================================


        Aggregate principal payments for the five years subsequent to December 31, 1995 are as follows:

                    1996              $ 2,177,000
                    1997                3,144,000
                    1998                3,067,000
                    1999                7,175,000
                    2000                       --
                    thereafter          2,500,000
                                      -----------
                                      $18,063,000








        Effective February 15, 1996 the Company entered into an amendment to its credit agreement with its bank lenders which amended and extended the payment provisions contained therein and reset certain financial covenants on more favorable terms for the Company. The revised credit agreement provides for quarterly principal payments of $500,000, beginning on March 31, 1996, and payments of $750,000 beginning on March
        31, 1997 and paid through December 31, 1998. The remaining principal balance is due on January 15, 1999. Interest is payable monthly at the rate of 1 3/4% above prime. The loan covenants require that the Company maintain certain minimum levels of net worth, current ratio and quick ratio. They also limit capital expenditures and the payment of cash dividends.

        In November and December 1995, the Company borrowed an aggregate of $2,500,000 and agreed that the loans would be converted into convertible debt in conjunction with the anticipated sale of 12% Convertible
        Subordinated Promissory Notes. Such loans are recorded as Convertible
        Subordinated Promissory Notes as of December 31, 1995 in the Company's financial statements.

        On February 15, 1996, February 23, 1996 and February 29, 1996, the
        Company issued an aggregate of $8,242,000 of 12% Convertible
        Subordinated Promissory Notes due January 15, 2001 and warrants to purchase an aggregate of 2,060,500 shares of the Company's Common Stock.
        The Notes are convertible by the holders into shares of Common Stock at a conversion price equal to $2.00 per share, subject to adjustment if the Company fails to meet certain earnings thresholds and in certain other events. Interest on the Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing
        April 15, 1996. The Notes mature on January 15, 2001. The Notes may be prepaid by the Company without premium or penalty at any time after January 15, 1999. The Notes are unsecured obligations of the Company and contain certain restrictions on the Company including relating to a negative pledge of the Company's assets not otherwise encumbered by the holders of the senior indebtedness.

        In addition to the Warrants noted above, the Company issued 2,024,200
        Warrants to the lead investor and placement agent. All Warrants entitle the holders thereof to purchase shares of Common Stock at any time and from time to time on or before February 15, 2002, at an exercise price equal to $2.50 per share of Common Stock, subject to adjustment in certain events. The Warrants are detachable and separately transferable.
        The Warrants are valued at $0.50 per share. Such value was derived based upon an evaluation by an independent third party. Such evaluation included a review of both current and historical stock price data, the lack of liquidity afforded to the Warrants, the results of various quantitative methodologies, the Company's financial position and historical and projected cash flows. The Warrants issued in conjunction with the Notes are recorded as original issued discount on the Company's balance sheet. The Warrants issued to the lead investor and the placement agent are recorded as deferred debt expense on the Company's balance sheet.

        The Company's U.K. subsidiary has a credit facility (sterling overdraft) with a U.K. bank. The credit facility amounts to (pound)600,000
        (approximately $938,000) and bears interest at 2 1/4% above the U.K.
        base rate (6 3/4% at December 31, 1995). This facility is renewable in March 1996. The maximum month end borrowings under the credit facility during the years ended December 31, 1995 and 1994 were (pound)84,000 and (pound)355,000 (approximately $130,000 AND $555,000, respectively). The average short term borrowings for the years ended December 31, 1994 and 1993 were (pound)19,000 and (pound)89,000 (approximately $30,000 and
        $139,000, respectively). The weighted average interest rate during the years ended December 31, 1995 and 1994 was 8.88% and 7.23%, respectively.






10.     OTHER ACCRUED EXPENSES - NON-CURRENT

        Other Accrued Expenses - non-current at December 31 consisted of the following:


        (in thousands)                                                      1995        1994
        -------------------------------------------------------------------------------------
        Supplemental retirement plan                                      $1,235       $  899

        Other taxes                                                          748            0

        Deferred compensation                                                498          623
        -------------------------------------------------------------------------------------
                                                                          $2,481       $1,522
        =====================================================================================


        The supplemental retirement plan is described in Note 13.


        In 1981, the Company entered into agreements with two former officers which provide for the payments to each of $25,000 per year, adjusted for the cumulative effects of inflation from inception of the agreement, over a period of 15 years. Such deferred compensation payments commenced on January 1, 1990. The 1996 payment to each of the former officers will be approximately $40,800.


11.     INCOME TAXES

        The Company and its domestic subsidiaries file a consolidated Federal income tax return. The provision for income taxes consisted of the following items:

        (in thousands)                                1995              1994                  1993
        ------------------------------------------------------------------------------------------
        Current:
               Federal                                $  --            ($4,286)              $2,407
               State                                     --                --                   362
               Foreign                                   377              (446)                 181
         ------------------------------------------------------------------------------------------

                                                         377            (4,732)               2,950
         ------------------------------------------------------------------------------------------
        Deferred:
               Federal                                   --                360                 (110)
               State                                     --                --                    --
               Foreign                                   --                (20)                  --
        -------------------------------------------------------------------------------------------
                                                         --                340                 (110)
        -------------------------------------------------------------------------------------------
        Total income tax expense (benefit)            $ 377            ($4,392)              $2,840
        ===========================================================================================

        The tax effects of temporary differences that gave rise to significant portions of the net deferred tax asset and (liability) at December 31, 1995, and 1994 are as follows:

        (in thousands)                                       1995            1994
        -------------------------------------------------------------------------
        Deferred tax assets:
               Net operating loss carry forward           $ 3,335         $   --
               AMT credit carry forward                       319             545
               Restructure                                     52             333
               Inventories                                  1,422             356
               Supplemental retirement                        317             268
               Accrued vacation                               146             127
               Deferred compensation                          195             236
               Other                                          224             114
               Valuation allowance                         (5,626)         (1,601)
        --------------------------------------------------------------------------
                                                          $   384         $   378
        ==========================================================================

               Deferred tax liabilities:

                  Plant and equipment                      ($ 384)        ($  372)
                  Other                                        --              (6)
               -------------------------------------------------------------------
                                                             (384)           (378)
               -------------------------------------------------------------------
                                                            $  --          $   --
               ==================================================================

        The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which, more likely than not, will not be realized.

        The sources of the deferred tax provision and the related tax effect for the years ended December 31, 1995, 1994 and 1993 are as follows:

        (in thousands)                                       1995           1994          1993
        --------------------------------------------------------------------------------------
        Net operating loss carry forward                  ($3,335)       $    --        $   --
        AMT credit carry forward                              227           (545)           --
        Accelerated depreciation for
          tax purposes                                         12           (142)         ( 77)
        Decrease (increase) in inventory
          reserves                                         (1,066)           235          (  8)
        Deferred compensation                                  41           (  4)            2
        Supplemental retirement                               (50)          ( 96)         ( 79)
        Accrued restructure costs                             282           (333)           --
        Accrued vacation                                      (19)           148          ( 11)
        Other                                                (117)          (524)           63
        Valuation allowance                                 4,025          1,601            --
        --------------------------------------------------------------------------------------
                                                           $   --        $   340         ($110)
        =======================================================================================


        A reconciliation of the provision for income taxes computed at the Federal statutory rate to the actual provision for income taxes is as follows:

        (in thousands)                                       1995           1994          1993
        --------------------------------------------------------------------------------------
        Expected tax expense (benefit)                    ($3,822)       ($5,434)       $2,820
        Increases (decreases) resulting from:
           Adjustment of prior years' income taxes          ( 350)        (  665)        ( 264)
           State income taxes, net of
                Federal benefit                                --             --           239
           Non-deductible expenses                            278            167           143
           Other                                              246         (   61)        (  98)
           Valuation allowance                              4,025          1,601            --
        --------------------------------------------------------------------------------------
         Actual income tax expense (benefit)               $  377        ($4,392)       $2,840
        ======================================================================================

        At December 31, 1995 the retained earnings of the Company's foreign subsidiary were negative. No United States income tax impact pertaining to the foreign subsidiary has been reflected in the Company's financial statements.

12.     SHAREHOLDERS' EQUITY

        The Company has two stock option plans - the 1991 Stock Option Plan and the 1993 Stock Option Plan for Directors - which together cover 773,448 shares of common stock which may be issued pursuant to the plans to key employees and directors.

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

        Full payment of the exercise price under all stock option plans may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise. The Company's policy is that such shares must have been acquired by the optionee at least six months prior to the exercise date. In 1995 and 1994, all payments were made in cash. In 1993, 38,345 shares were received as payment for the exercise price of options. In 1993, 36,288 shares were withheld from employee stock option exercises to cover required income tax withholdings. Such shares, with a fair market value of $338,000, were retired by the Company.

        Employee Stock Option Plans

        The following is a summary of activity related to all stock option plans:

                                                      NUMBER         WEIGHTED AVERAGE
                                                        OF              OPTION PRICE
                                                      SHARES              PER SHARE
                                                      ------         ----------------
        Outstanding at January 1, 1993                583,341                4.01

        Granted                                       237,130                8.63

        Exercised                                    (168,227)               3.02

        Expired/canceled                             ( 34,293)               4.63
        -------------------------------------------------------------------------

        Outstanding at December 31, 1993              617,951                6.20

        Granted                                       498,998                5.28

        Exercised                                    ( 30,472)               2.62

        Expired/canceled                             (424,126)               7.60
        -------------------------------------------------------------------------

        Outstanding at December 31, 1994              662,351                4.77

        Granted                                       515,000                2.43
        Exercised                                    ( 37,962)               1.93

        Expired/canceled                             (486,656)               4.81
        -------------------------------------------------------------------------

        Outstanding at December 31, 1995              652,733                3.06
        =========================================================================


        At December 31, 1995, 80,289 options were exercisable and 803,731 shares were reserved for issuance under all stock option plans.

        Warrants

        At December 31, 1995, there were 40,560 warrants outstanding which are exercisable at $8.55 per share. The warrants expire January 13, 1996. There were also 1,825,000 warrants outstanding which are exercisable at $2.50 per share. The warrants expire February 15, 2002.

        In 1993, warrants to purchase 148,481 (as adjusted) shares of common stock at an exercise price of $4.14 per share were exercised. The Company and the warrant holder agreed to issue 83,165 shares which represented 95% of the appreciation on the warrants as measured by the fair market value of the common stock at the date of exercise ($10.12 per share).

        Employee Stock Purchase Plan

        Under the 1992 Employee Stock Purchase Plan, which commenced July 1, 1992, employees may subscribe to purchase shares of common stock at the lesser of 85% of the market price on the first day of the purchase period or the date purchased one year later. Payment for the shares is made through payroll deductions of up to 5% of annual base pay over a one year period. A total of 113,177 shares has been reserved for issuance under the Employee Stock Purchase Plan and as of December 31, 1995, 49,063 shares have been issued pursuant to the plan. The following is a summary of employee stock purchase plan activity:


                                                            NUMBER OF                 PRICE
                                                             SHARES                   RANGE
                                                            ---------                 -----
               Outstanding at January 1, 1993                  30,623                  $4.45

               Subscriptions                                   27,253                   7.02

               Purchases                                      (25,365)                  4.45

               Cancellations                                  ( 8,971)                  4.45-7.02
               ----------------------------------------------------------------------------------

               Outstanding at December 31, 1993                23,540                  $7.02

               Subscriptions                                   31,410                   3.13

               Purchases                                      ( 9,828)                  3.13

               Cancellations                                  (22,202)                  3.13-7.02

               Outstanding at December 31, 1994                22,920                  $3.13

               Subscriptions                                       --                     --

               Purchases                                      (13,870)                  3.13

               Cancellations                                   (9,050)                  3.13
               -----------------------------------------------------------------------------
               Outstanding at December 31, 1995                    --                   --
               ==============================================================================


        At December 31, 1995 there was an outstanding loan which an employee received from the Company in the amount of approximately $12,000 for the exercise of previously granted stock options. The note bears interest at approximately 7% and is collateralized by the stock issued and is due in 1997. The note is presented as a reduction to shareholders' equity in the Company's Financial Statements.

13.     EMPLOYEE BENEFIT PLANS

        Pension Plan

        Until December 1995, when the plan was terminated and all assets were distributed, the Company had a noncontributory defined benefit pension plan covering all eligible employees. The plan provided for normal retirement at age 65, or at least age 62 with 30 years of service, and optional early retirement.

        In December 1993, the Board of Directors approved an amendment to the pension plan which resulted in the freezing of all future benefits under the plan as of January 3, 1994. As a result, in 1993, the Company recognized a gain of $362,000 which substantially offset the pension expense for 1993.

        The Company's funding policy was to make annual contributions to the extent such contributions were actuarially determined and tax deductible. Pension expense (income) for 1995, 1994 and 1993 was $3,000, $(5,000) and $367,000, respectively.

        The following table sets forth the funded status of the Company's defined benefit pension plan at December 31, 1995, 1994 and 1993:

        (in thousands)                                              1995         1994         1993
        ------------------------------------------------------------------------------------------
        Accumulated benefit obligation,
           including vested benefits of

         $2,473 and $3,493 in 1994 and 1993                        $  --      ($2,473)     ($3,715)
        ===========================================================================================

        Projected benefit obligation                                  --       (2,473)      (3,715)
        Plan assets at fair value                                     --        2,515        3,727
        ------------------------------------------------------------------------------------------

        Plan assets greater (less) than
           projected benefit obligation                               --           42           12
        Unrecognized transition asset                                 --           --           --
        Unrecognized net (gain) loss                                  --          (24)          --
        -----------------------------------------------------------------------------------------
        Prepaid pension asset                                      $  --      $    18      $    12
        ==========================================================================================

        Net pension expense is comprised of the following:
           Service cost                                            $  --      $     9       $  373
           Interest cost                                             171          208          270
           Return on assets                                          (94)          35         (175)
           Net amortization and deferral                             (74)        (257)        (101)
        -------------------------------------------------------------------------------------------
        Net pension expense                                         $  3      ($    5)      $  367
        ==========================================================================================


        Prepaid pension costs are included in other non-current assets. The actuarial computations assume a discount rate on benefit obligations of 7.25% in 1994 and 6% in 1993. The expected long-term rate of return on plan assets was 6% in 1994 and 9% in 1993. Pension Plan assets were primarily invested in short and intermediate term cash investments, corporate bonds and common and preferred stock. No compensation increases were assumed in 1994 and 1993.

        Supplemental Retirement Plan

        In 1991 the Company adopted the NAI Technologies Supplemental Retirement Plan which is a non-qualified, unfunded pension plan under which the Company will pay supplemental pension benefits to certain officers. The expense related to this plan amounted to $146,000, $281,000 and $232,000 in 1995, 1994 and 1993, respectively. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan for 1994 and 1993. In 1995, the actuarial computations assume a discount rate of 6.75% on benefit obligations and an assumed compensation increase of 5%. Such benefits will be paid from the Company's assets and not from retirement plan assets.

        The following table sets forth the funded status and cost components of the Company's supplemental retirement plan at December 31, 1995, 1994 and 1993:

        (In thousands)                                             1995           1994         1993
        ---------------------------------------------------------------------------------------------
        Accumulated benefit obligation including
        vested benefits of $1,215 only in 1995                    $1,221        ($  899)       ($ 706)
        ==============================================================================================

        Projected benefit obligation for service
         rendered to date                                         (1,442)        (1,224)       (1,047)
        Plan assets at fair value                                     --             --         --
        ----------------------------------------------------------------------------------------------

        Projected benefit obligation in excess
         of plan assets                                           (1,442)        (1,224)       (1,047)
        Unrecognized prior service cost                              332            360           388
        Unrecognized net loss                                        178             77           153
        Adjustment required to recognize
         minimum liability                                        (  289)        (  112)        ( 200)
        ----------------------------------------------------------------------------------------------

        Unfunded accrued supplementary costs                     ($1,221)       ($  899)      ($  706)
        ==============================================================================================

        Net pension expense is comprised of the following:
                  Service cost                                    $   25          $ 156         $ 134
                  Interest cost                                       93             84            63
                  Net amortization and deferral                       28             41            35
        ---------------------------------------------------------------------------------------------

        Net pension expense                                       $  146          $ 281         $ 232
        =============================================================================================

        The unfunded accrued supplementary costs are included in other long-term accrued expenses.

        Retirement Savings Plan

        The Company has a voluntary Retirement Savings Plan for all eligible employees which provides for basic (up to 15% of compensation) employee contributions. In 1993, the Company's policy was to provide a matching provision equal to 100% of the first 3% of the employee's basic contribution. In December 1993, the Board of Directors approved an amendment to the Retirement Savings Plan which increased the matching provision to 100% of the first 3% and 50% of the second 3% of the employee's basic contribution effective January 3, 1994. Effective August 20, 1994, the Board of Directors suspended the matching provisions. Plan participants may invest in a combination of equity, fixed income and money market funds. The Company's 1994 and 1993 contributions under the totaled $365,143 and $386,000, respectively. No contributions were made in 1995.

        The plan also provides for a discretionary profit sharing contribution as determined by the Board of Directors, which is contributed to each of the participant's individual accounts. There was no contribution for 1995 or 1994. In 1993, the Company provided $128,000 for a profit sharing contribution.


14.     INFORMATION BY GEOGRAPHIC AREA

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

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                         INFORMATION BY GEOGRAPHIC AREA


                                                                        Years ending December 31,
        (in thousands)                                            1995          1994          1993
        ------------------------------------------------------------------------------------------
        SALES TO UNAFFILIATED CUSTOMERS:
           United States                                       $47,329       $40,692       $63,661
           Export                                                1,786         2,723         4,637
           United Kingdom                                       10,893        11,105        12,726
                                                               -----------------------------------
               Total                                           $60,008       $54,520       $81,024
                                                               ===================================
        TRANSFERS BETWEEN GEOGRAPHIC AREAS:
           United States                                       $   831       $   787       $ 1,011
           Europe                                                    0            11             9
                                                               -----------------------------------
               Total                                           $   831       $   798       $ 1,020
                                                               ===================================
        TOTAL SALES:
           United States                                       $48,160       $41,479       $64,672
           Export                                                1,786         2,723         4,637
           United Kingdom                                       10,893        11,116        12,735
           Eliminations                                           (831)         (798)       (1,020)
               Total                                           $60,008       $54,520       $81,024
                                                               ===================================
        OPERATING EARNINGS (LOSS):
           United States                                      ($ 6,232)     ($11,068)      $10,617
           Europe                                                1,226        (1,232)          798
                                                              ------------------------------------
               Subtotal                                         (5,006)      (12,300)       11,415
           Corporate expenses and other                         (3,869)       (2,289)       (2,455)
                                                              ------------------------------------
               Total operating earnings (loss)                  (8,875)      (14,589)        8,960
           Net interest expense & other                         (2,367)       (1,394)         (665)
                                                              ------------------------------------
               Earnings (loss) before income taxes            ($11,242)     ($15,983)       $8,295
                                                              ====================================

        IDENTIFIABLE ASSETS:
           United States                                       $34,103       $33,795       $48,226
           Europe                                                8,283         8,761         8,038
                                                              ------------------------------------
               Subtotal                                         42,386        42,556        56,264
        Corporate and other                                      5,626        11,164         4,451
                                                              ------------------------------------
               Total                                           $48,012       $53,720       $60,715
                                                              ====================================

15.     INFORMATION BY BUSINESS SEGMENT

        The Company's operations are classified into two business segments:
        Electronic Systems and Telecommunications. The Electronic Systems segment includes Codar Technology, Inc. based in Longmont, Colorado, NAI Technologies -- Systems Division Corporation in Columbia, Maryland, and Lynwood Scientific Developments Limited in Farnham, England.

        Codar Technology designs, manufactures, integrates and supports rugged computer systems, advanced computer peripherals and memory systems for military and commercial use. Systems provides custom packaged, integrated computer systems for deployment in shelters, ships, land vehicles and other demanding environments. Lynwood supplies rugged, environmentally and electrically screened personal computers and workstations based upon standard commercial off the shelf technology, targeted to the military and government markets principally in Europe. With the exception of the U.S. Government, which accounted for $22,665,000 or 44% of the Electronic Systems segment's 1995 sales, no single customer accounted for greater than 10% of the Segment's sales.

        The Telecommunications segment currently consists of Wilcom, Inc. in Laconia, New Hampshire. Wilcom designs and manufactures products for use in the telephone industry. Wilcom's customer base includes the regional Bell operating companies and independent telephone companies. Three such customers accounted for 26%, 23% and 13%, respectively, of the Telecommunications segment's 1995 sales.

        Inter-segment sales are accounted for on the basis of a mark-up of manufacturing costs. Operating earnings are total sales less operating expenses. In computing operating earnings, none of the following items has been added or deducted: general corporate expenses, interest income, interest expense and income taxes.

        Identifiable assets by segment are those assets of the Company that are used in the Company's operations in each segment. Corporate assets consist primarily of cash and cash equivalents, property, plant and equipment and notes receivable.

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                        INFORMATION BY INDUSTRIAL SEGMENT



                                                                      Years ending December 31,
(in thousands)                                                     1995         1994          1993
- --------------------------------------------------------------------------------------------------
SALES TO UNAFFILIATED CUSTOMERS:
      Electronic Systems                                        $51,813      $46,330       $71,202
      Telecommunications                                          8,195        8,190         9,822
                                                                ----------------------------------
          Total                                                 $60,008      $54,520       $81,024
                                                                ==================================
INTERSEGMENT SALES:
      Electronic Systems                                        $   831    $     798      $  1,020
                                                                ----------------------------------
          Total                                                 $   831    $     798      $  1,020
                                                                ==================================

TOTAL SALES:
      Electronic Systems                                        $52,644      $47,128       $72,222
      Telecommunications                                          8,195        8,190         9,822
      Eliminations                                                 (831)        (798)       (1,020)
                                                                ----------------------------------
          Total                                                 $60,008      $54,520       $81,024
                                                                ==================================

OPERATING EARNINGS (LOSS):
      Electronic Systems                                       ($ 4,273)    ($11,788)      $10,655
      Telecommunications                                           (733)        (512)          760
                                                               -----------------------------------
          Subtotal                                               (5,006)     (12,300)       11,415
      Corporate expenses and other                               (3,869)      (2,289)       (2,455)
                                                               -----------------------------------
          Total operating earnings (loss)                        (8,875)     (14,589)        8,960
      Net interest expense & other                               (2,367)      (1,394)         (665)
                                                               -----------------------------------
          Earnings (loss) before income taxes                  ($11,242)    ($15,983)      $ 8,295
                                                               ===================================

IDENTIFIABLE ASSETS:
      Electronic Systems                                        $35,577      $35,529       $48,198
      Telecommunications                                          6,809        7,027         8,066
                                                                ----------------------------------
          Subtotal                                               42,386       42,556        56,264
      Corporate and other                                         5,626       11,164         4,451
                                                                ----------------------------------
          Total                                                 $48,012      $53,720       $60,715
                                                                ==================================

CAPITAL EXPENDITURES:
      Electronic Systems                                        $   746      $   716       $ 1,326
      Telecommunications                                            120          114           146
                                                                ----------------------------------
          Subtotal                                                  866          830         1,472
      Corporate and other                                            20          105            12
                                                                ----------------------------------
          Total                                                 $   886      $   935       $ 1,484
                                                                ==================================

DEPRECIATION:
      Electronic Systems                                         $1,680       $2,078        $2,202
      Telecommunications                                            359          320           288
                                                                ----------------------------------
          Subtotal                                                2,039        2,398         2,490
      Corporate and other                                           940           37            18
                                                                ----------------------------------
          Total                                                  $2,979       $2,435        $2,508
                                                                ==================================

16.     COMMITMENTS AND CONTINGENCIES

        The Company and its subsidiaries lease office and manufacturing facilities, automobiles, computers and other equipment under various non-cancelable operating leases.

        Future minimum rental commitments for leases with non-cancelable terms in excess of one year are as follows:

                               (in thousands)                   Amount
                               -----------------------------------------
                               1996                           $1,629,000
                               1997                            1,108,000
                               1998                            1,043,000
                               1999                              852,000
                               2000                              314,000
                               2001 and thereafter             4,391,000
                                                             -----------
                               Total minimum lease payments   $9,337,000
                                                              ==========


        With the acquisition of Lynwood, the Company assumed a 25 year operating lease for office and manufacturing facilities. Annual future minimum lease payments through the year 2014, which are included in the above table, amount to approximately $314,000 per year.

        Rental expense amounted to $1,725,000, $1,170,000 and $1,132,000 in
        1995, 1994 and 1993, respectively. There was no sublease income in these periods.

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

        On or about June 28, 1994, TDA Trading Corp. ("TDA"), individually and on behalf of a class of persons similarly situated, commenced a securities fraud class action in the United Stated District Court for the Eastern District of New York against Robert A. Carlson, Richard A. Schneider and the Company. TDA commenced its action, entitled TDA Trading Corp. v. Carlson, et al., by filing a complaint (the "Complaint") with the Court.

        The Complaint principally alleges that the defendants knowingly and/or recklessly misrepresented to the public that they expected the Company's 1993 fourth quarter and fiscal year sales and earnings results to continue to increase at levels substantially above those of prior years at a time when they supposedly knew but failed to disclose that the Company's fourth quarter 1993 sales of its Navy Standard Teleprinter and other products would decrease precipitously. The Complaint further alleges that, as a result of defendants' alleged failure to disclose these developments, TDA and other purchasers of common stock were damaged because, it is alleged, at the time of purchase the price of common stock had been artificially inflated. Additionally, the Complaint asserts that at the time these adverse business developments allegedly became known to defendants and prior to their dissemination to the public, defendants Carlson, Schneider and other directors of the Company allegedly sold shares of common stock owned by them personally at price levels which TDA claims were higher than the true value of these shares.

        As relief, TDA essentially seeks damages in an amount to be proven at trial, together with costs and expenses, including reasonable attorneys', accountants' and experts' fees. The Complaint also requests that the Court declare its action against the Company and the individual defendants to be a proper class action and certify it as class representative and plaintiff's counsel as counsel for the class. On March 24, 1995, the Court granted TDA's motion for class certification. The litigation is currently in the discovery phase.

        The Company believes that it has meritorious defenses to the allegations and claims set forth in the Complaint and that a finding of ultimate liability against it, if any, would not have a material adverse effect on its financial position.


17.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth quarterly financial information for 1995 and 1994:



                                                                                    Loss
         (in thousands,               Net            Gross          Net              per
         except per share data)      sales           margin         loss            share
        -------------------------------------------------------------------------------------
        1995
          First Quarter              $12,687         $2,518       ($ 1,094)            ($.15)
          Second Quarter              14,084         (1,827)        (5,805)            ( .78)
          Third Quarter               15,887          1,790         (2,296)            ( .31)
          Fourth Quarter              17,350          2,427         (2,424)            ( .33)
          -----------------------------------------------------------------------------------
          Total                      $60,008         $4,908       ($11,619)           ($1.57)
        =====================================================================================

        1994
          First Quarter              $15,516        $ 1,555       ($ 7,340)           ($1.08)
          Second Quarter              14,909          4,258         (  374)            (0.06)
          Third Quarter               12,093          2,666         (  831)            (0.12)
          Fourth Quarter              12,002          1,787         (3,046)            (0.43)
        -------------------------------------------------------------------------------------
          Total                      $54,520        $10,266       ($11,591)           ($1.69)
        =====================================================================================

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE




BOARD OF DIRECTORS AND SHAREHOLDERS
NAI TECHNOLOGIES, INC.:


Under date of March 1, 1996, we reported on the consolidated balance sheets of NAI Technologies, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related consolidated financial statement
Schedule II  (Valuation  and  Qualifying  Accounts).  This  financial  statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                          KPMG PEAT MARWICK LLP


Boulder, Colorado
March 1, 1996

                                                                     Schedule II

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS



(in thousands of dollars)
- -------------------------------- ------------ --------------------------------- ----------- ----------
           COLUMN A               COLUMN B                COLUMN C               COLUMN D   COLUMN E
- -------------------------------- ------------                                   ----------- ----------
                                              --------------------------------- ----------- ----------
                                                         ADDITIONS
                                              ---------------------------------
                                                    (1)              (2)
                                 BALANCE AT     CHARGED TO       CHARGED TO                  BALANCE
                                  BEGINNING        COSTS       OTHER ACCOUNTS   DEDUCTIONS   AT END
          DESCRIPTION             OF PERIOD    AND EXPENSES       DESCRIBE       DESCRIBE   OF PERIOD
- -------------------------------- ------------ ---------------- ---------------- ----------- ----------
Allowance deducted from
 asset to which it applies

  Allowance for doubtful accounts:

    Year ended December 31, 1995   $  133          $   205           $   0         $ 196(A)    $   142
    Year ended December 31, 1994      172               11               0            50(A)        133
    Year ended December 31, 1993      130               42              99            99(A)        172

  Allowance for inventory obsolescence reserve:

    Year ended December 31, 1995   $2,250          $ 2,248          $   23       $   985(B)    $ 3,536
    Year ended December 31, 1994    4,018            2,031               7         3,806(B)      2,250
    Year ended December 31, 1993    3,322              387           1,429(C)      1,120(B)      4,018


- ------------------------

Note A - Uncollected receivables written off, net of recoveries.

Note B - Obsolete inventory scrapped, net of recoveries.

Note C - Included in the purchase of Codar Technology, Inc. - $563.
         Included in the purchase price of Lynwood Scientific Dev. Ltd. - $810. Included in the purchase of the Tollgrade assets - $56.

                    STATEMENT OF DIFFERENCES
The British Pound Sterling symbol shall be expressed as 'L'