Form 10-Q
period 1996-03-30
NAI TECHNOLOGIES INC
filed 1996-05-07
CIK 72575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 30, 1996

                                       OR

- ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       ------------------     -----------------


                          Commission File Number 0-3704

                             NAI TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            New York                                      11-1798773
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

2405 Trade Centre Avenue, Longmont, Colorado              80503-7602
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (303) 776-5674

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X       No
                        ---          ----
As of May 7, 1996, 7,459,437 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.


                               Page 1 of 11 Pages

                             NAI TECHNOLOGIES, INC.


                                      INDEX

                                                                              PAGE

Facing Sheet                                                                   1

Index                                                                          2

PART I.  Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets -                                        3
            March 30, 1996 and December 31, 1995

          Consolidated Statements of Operations -                              4
           Three months ended March 30, 1996 and
           April 1, 1995

          Consolidated Statements of Cash Flows -                              5
            Three months ended March 30, 1996 and
            April 1, 1995

          Other Financial Information                                          6

  Item 2. Management's Discussion and Analysis of                             7-9
           Financial Condition and Results of Operations


PART II.  Other Information

  Item 4. Submission of Matter to a Vote of Security Holders                  10

  Item 5. Other Events                                                        10

  Item 6. Exhibits and Reports on Form 8-K                                    10


Signatures                                                                    11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                (in thousands)
- -------------------------------------------------------------------------------

                                                         March 30,     Dec. 31,
                                                           1996         1995
                                                                      (Audited)
- -------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $ 5,425    $ 2,605
  Accounts receivable, net                                 12,137     13,735
  Inventories, net                                         13,217     11,995
  Deferred tax asset                                          384        384
  Other current assets                                        771        813
- -------------------------------------------------------------------------------
      Total current assets                                 31,934     29,532
- -------------------------------------------------------------------------------

Property, plant and equipment, net                          5,233      5,351
Excess of cost over fair value of assets acquired, net     10,181     10,339
Notes receivable                                             --        1,190
Other assets                                                3,088      1,600
- -------------------------------------------------------------------------------
      Total assets                                        $50,436    $48,012
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $ 8,505    $ 9,797
  Current installments of long-term debt                    2,175      2,177
  Accrued payroll and commissions                             462        768
  Other accrued expenses                                    4,602      6,376
  Income taxes payable                                        495        370
- -------------------------------------------------------------------------------
      Total current liabilities                            16,239     19,488
- -------------------------------------------------------------------------------

Long-term debt                                             20,568     15,573
Other accrued expenses                                      2,497      2,481
Deferred income taxes                                         384        384
- -------------------------------------------------------------------------------
      Total liabilities                                    39,688     37,926
- -------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
  Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                             -          -
  Common stock, $.10 par value, 25,000,000
    shares authorized; shares issued: 7,459,437
    in 1996 and 7,195,567 in 1995                             746        746
Capital in excess of par value                             17,305     16,162
Foreign currency translation adjustment                        12         43
Retained earnings                                          (7,315)    (6,865)
- -------------------------------------------------------------------------------
      Total shareholders' equity                           10,748     10,086
- -------------------------------------------------------------------------------
      Total liabilities and shareholders' equity          $50,436    $48,012
===============================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                 (Unaudited)


- -------------------------------------------------------------------------------
                                                      For the Three Months Ended
                                                      -------------------------
                                                         March 30,     Apr. 1,
                                                           1996        1995
- -------------------------------------------------------------------------------
Net sales                                                 $16,503      $12,687
- -------------------------------------------------------------------------------

Cost of sales                                              13,238       10,169
- -------------------------------------------------------------------------------

Gross margin                                                3,265        2,518
- -------------------------------------------------------------------------------
Selling expense                                             1,114        1,264
General and administrative expense                          1,370        1,351
Research and development                                      367          541
Other                                                         164           30
- -------------------------------------------------------------------------------
Total expenses                                              3,015        3,186
- -------------------------------------------------------------------------------

Operating income (loss)                                       250         (668)
- -------------------------------------------------------------------------------

Non-operating income (expense)
  Interest income                                              55           54
  Deferred debt expense                                       (55)          --
  Interest expense                                           (565)        (394)
- -------------------------------------------------------------------------------

                                                             (565)        (340)
- -------------------------------------------------------------------------------
Loss before income taxes                                     (315)      (1,008)
Provision for (recovery of) income taxes                      135           86
- -------------------------------------------------------------------------------

Net loss                                                    $(450)    $ (1,094)
===============================================================================

Loss per common share                                      $(0.06)    $  (0.15)
===============================================================================

Average shares outstanding                                  7,459        7,190
===============================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                 (Unaudited)

- -------------------------------------------------------------------------------
                                                     For the Three Months Ended
                                                     --------------------------
                                                          March 30,   Apr. 1,
                                                            1996       1995
- -------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (450)    $(1,094)
  Adjustments to reconcile net loss
    to cash provided by operating activities:
  Depreciation and amortization                              598         549
  Gain on disposal of property, plant and equipment           -           (4)
  Loss on sale of notes receivable                            89          -
  Change in assets and liabilities, excluding effects
   from acquisitions and foreign currency adjustments:
    Accounts receivable                                    1,598       1,361
    Inventories                                           (1,222)     (1,118)
    Accounts payable and other accrued expenses           (3,356)     (1,720)
    Income taxes                                             125       4,032
    Other, net                                            (1,076)         55
- -------------------------------------------------------------------------------
Net cash flow provided by operating activities            (3,694)      2,061
- -------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                 (245)       (239)
  Proceeds from sale of property, plant and equipment         -            6
- -------------------------------------------------------------------------------
Net cash used in investing activities                       (245)       (233)
- -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of notes payable                                  53           6
  Issuance of 12% Convertible Notes                        5,742          -
  Payments of notes payable                                  (53)       (133)
  Payments of long-term debt                                 (57)       (118)
  Receipts of notes receivable                             1,101          -
  Proceeds from exercise of stock options
    and stock purchase plan                                   -           25
- -------------------------------------------------------------------------------

Net cash used in financing activities                      6,786        (220)
- -------------------------------------------------------------------------------
  Effect of foreign currency exchange rates on cash          (27)         80
- -------------------------------------------------------------------------------

Net increase in cash and cash equivalents                  2,820       1,688
Cash and cash equivalents at beginning of year             2,605       1,658
- -------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $5,425     $ 3,346
===============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for (refunded):
    Interest                                              $  417     $   371
    Income taxes                                          $    3     $(3,961)
===============================================================================

                           OTHER FINANCIAL INFORMATION

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the three months ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995.

INVENTORIES

Inventories are summarized by major classification as follows:




- --------------------------------------------------------------------------------

                                                          March 30,  Dec. 31,
                                                            1996       1995
                                                                     (Audited)
- --------------------------------------------------------------------------------
(In thousands of dollars)

  Raw materials and components                            $ 8,274    $ 8,159

  Work-in-process                                           5,006      4,121

  Finished goods                                              445        477

  Unliquidated progress payments                             (508)      (762)
- -------------------------------------------------------------------------------

  Inventories, net                                        $13,217    $11,995
===============================================================================

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 1996 Compared with First Quarter 1995

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the first quarter of 1996 were $16.5 million, a 30% increase when compared with $12.7 million for the same period in 1995.

The following chart provides the sales breakdown by subsidiary:

In thousands of dollars                           1996        1995        % Change
- ----------------------------------------------------------------------------------
ELECTRONIC SYSTEMS SEGMENT
        Codar Technology, Inc.                  $ 8,191     $ 5,585          47%
        NAI Systems Division                      3,079       2,743          12%
        Lynwood Scientific Dev. Ltd.              3,220       2,862          13%
        Intercompany                               (109)       (233)
                                               -----------------------------------
        Total Electronic Systems Segment         14,381      10,957          31%

TELECOMMUNICATIONS SEGMENT
        Wilcom, Inc.                              2,122       1,730          23%
                                               -----------------------------------

  Total Telecommunications Segment                2,122       1,730          23%
                                               -----------------------------------

  TOTAL                                         $16,503     $12,687          30%
                                               ===================================

Sales in the Electronic Systems segment (net of intercompany eliminations) increased 35% to $14.4 million from $11.0 million for the same period in 1995. Each of the NAI subsidiaries recorded sales increases in the first quarter of 1996 as compared to 1995. The largest increase was recorded by Codar and is attributable to increased shipping volumes. The increases at Systems Division and Lynwood are representative of the increased levels of business at both companies.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects approximately 50% of 1996 sales to be directly to the military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs which reduces the adverse impact of canceling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment increased 23% to $2.1 million as compared to $1.7 million for the same period in 1995. The increase in sales was attributable to increased line treatment revenues principally attributable to the Company's new telephone line quality improvement products as they continue to gain acceptance with the Bell operating companies and independent telephone companies.

The gross margin percentage for the first quarter 1996 was 19.8%, the same as the comparable period in 1995. The following chart provides the gross margin percentage by subsidiary.

                                                   1996              1995
- -------------------------------------------------------------------------------
Codar Technology, Inc.                              8.9%              3.0%
NAI Systems Division                               20.7%             41.2%
Lynwood Scientific Development Ltd.                34.0%             28.9%
Wilcom, Inc.                                       31.7%             22.7%


The margin improvement at Codar is attributable to increased shipping volumes and cost reduction efforts initiated in late 1995 and early 1996. Codar's operating performance is still adversely impacted by several large contracts for which the gross margins are -0-. These contracts are expected to be substantially completed during the second quarter of 1996. The Company expects the Codar gross margin percentage to continue to improve during the year.

The Systems Division's first quarter 1995 gross margin was favorably impacted by the completion of a job for which most of the profit was recognized upon final delivery of the contracted items.

The Lynwood and Wilcom gross margins were favorably impacted by increased shipping volumes and cost reduction efforts completed in the fourth quarter of 1995.

Selling expense for the first quarter of 1996 was $1.1 million as compared with $1.3 million for the same period in 1995. The 18% decrease despite an increase in sales of 30% is attributable to the Company's desire to reduce its operating expenses.

General and administrative expenses for the first quarter 1996 were $1.4 million, unchanged for the same period in 1995. A decline in the Corporate office expense was offset by an increase at Codar due mostly to a change in the methodology used in classifying certain expenses. The Company expects the rate of the first quarter general and administrative expenditures to be relatively constant for the remainder of 1996.

Company-sponsored research and development expenditures for the first quarter of 1996 were $0.4 million as compared with $0.5 million for the same period in 1995. The Company expects that the level of the first quarter 1996 IR&D expenditures will be relatively constant for the remainder of 1996.

For the first quarter of 1996, the Company had operating income of $0.3 million as compared with an operating loss of $0.7 million for the same period in 1995.

Interest expense, net of interest income, was $0.6 million for the first quarter of 1996 as compared with $0.3 million for the same period in 1995.

The Company accrued an income tax expense of $0.135 million despite a pre-tax loss of $0.315 million. The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized. Once the Company returns to profitability, the benefits of such a tax loss carry-forward will be recognized.

For the first quarter of 1996 the Company had a net loss of $0.5 million as compared with a net loss of $1.1 million in the first quarter of 1995. Loss per share was $(0.06) as compared with $(0.15) per share for the same period in 1995, based on a weighted average of 7.5 million and 7.2 million shares outstanding, respectively.


Liquidity and Capital Resources

On February 15, 1996, February 23, 1996 and February 29, 1996, the Company issued an aggregate of $8,242,000 of 12% Convertible Subordinated Promissory Notes due January 15, 2001 (the "Notes") and warrants to purchase an aggregate of 2,060,500 shares of the Company's Common Stock (the "Warrants"). The Notes are convertible by the holders into shares of Common Stock at a price equal to $2.00 per share, subject to adjustment if the Company fails to meet certain earnings thresholds and in certain other events. Interest on the Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 1996. The Notes mature on January 15, 2001. The Notes may be prepaid by the Company without premium or penalty at any time after January 15, 1999. The Notes are unsecured obligations of the Company and contain certain restrictions of the Company including a negative pledge of the Company's assets not otherwise encumbered by the holders of the senior indebtedness.

In addition to the Warrants issued with the Notes, the Company issued an aggregate of 2,024,200 Warrants to the lead investor and the placement agent. All Warrants entitle the holders thereof to purchase shares of Common Stock at any time and from time to time on or before February 15, 2002 at an exercise price equal to $2.50 per share of Common Stock, subject to adjustment in certain events.

The Company received total proceeds (net of placement agency fees and expenses) of $7,442,081 ($2,500,000 was received prior to December 31, 1995) from the sale of the Notes and the Warrants upon completion of the offering.

On February 15, 1996 the Company entered into an amendment to its credit agreement with its bank lenders which amended and extended the payment provision contained therein and reset certain financial covenants on more favorable terms for the Company. The revised credit agreement provides for quarterly principal payments of $500,000, beginning on March 31, 1997 and paid through December 31, 1998. The remaining principal balance is due on January 15, 1999. Interest is payable monthly at the rate of 1 3/4% above prime. The loan covenants require that the Company maintain certain minimum levels of net worth, current ration and quick ration. There are also limits on capital expenditures and the payment of cash dividends.

Cash and cash equivalents totaled $5.4 million at March 30, 1996, as compared to $2.6 million at December 31, 1995. Cash used by operating activities amounted to $3.7 million in the first quarter of 1996, as compared to cash provided by operating activities of $2.1 million in the comparable period of 1995.

Inflation

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders

A Special Meeting of Shareholders of NAI Technologies, Inc. was held in Longmont, Colorado, on February 1, 1996. On the record date for the Special Meeting, December 15, 1996, there were 7,459,437 shares of Common Stock issued and outstanding and entitled to vote. A quorum of 6,648,551 shares, representing approximately 89.1% of the total votes, were represented by proxy or in person and entitled to vote at the Special Meeting.

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

The second proposal was to increase the number of common shares authorized, and to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000. The proposal was carried with 6,110,601 favorable votes, which represented 89.3% of the outstanding Common Stock. 495,122 shares were voted against the proposal and 42,828 abstained.

The third proposal was to ratify the appointment of KPMG Peat Marwick, Certified Public Accountants, as independent auditors to the Company for the year 1995. The proposal was carried with 6,573,075 favorable votes, which represented 88.1% of the outstanding Common Stock. 46,526 shares were voted against the proposal and 28,619 abstained.


Item 5. Other Events

On May 2, 1996, Active Investors II, Ltd. purchased an additional 100 Units consisting of $100,000 principal amount of the Company's 12% Convertible Subordinated Promissory Notes due 2001 and a detachable warrant to purchase 25,000 shares of the Company's Common Stock at a purchase price of $100,000, bringing its total investment in such securities to $1,000,000 (1,000 Units).
C. Shelton James, a director of the Company, is the President and a director of Active Investors II, Ltd. Active Investors II, Ltd. and certain affiliated limited partnerships currently own approximately 5.57% of the Company's Common Stock. In connection with its investment in the Units, Active Investors II, Ltd. was given the right to appoint one additional director of the Company and has appointed Edward L. Hennessy to serve in such capacity.

Item 6. Exhibits and Reports on Form 8-K

           a)  Exhibits
               27 - Financial Data Schedule (Edgar Filing only)


           b)  Reports on Form 8-K
               None.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NAI TECHNOLOGIES, INC.
                                                 (Registrant)





DATE May 3, 1996                      By:\s\Richard A. Schneider
     ---------------------           ---------------------------
                                         Richard A. Schneider
                                         Executive Vice President
                                         (On behalf of the registrant and as
                                         Principal Financial Officer)