Form 10-Q
period 1996-06-29
NAI TECHNOLOGIES INC
filed 1996-08-06
CIK 72575

                                                                (CONFORMED COPY)





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934

        For the quarterly period ended June 29, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934

        For the transition period from ___________________ to _________________


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


As of August 5, 1996, 8,459,437 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.








                               Page 1 of 17 Pages

                             NAI TECHNOLOGIES, INC.


                                      INDEX

                                                                           PAGE

Facing Sheet                                                                1

Index                                                                       2


PART I.  Financial Information

  Item 1. Financial Statements

               Consolidated Balance Sheets -                                3
               June 29, 1996 and December 31, 1995

               Consolidated Statements of Operations -                      4
               Three months ended June 29, 1996 and
               July 1, 1995

               Consolidated Statements of Operations -                      5
               Six months ended June 29, 1996 and
               July 1, 1995

               Consolidated Statements of Cash Flows -                      6
               Six months ended June 29, 1996 and
               July 1, 1995

               Other Financial Information                                  7

  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8-13

PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                 14

Signatures                                                                 15

Exhibits                                                                   16-17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              JUNE 29,        DEC. 31,
                                                               1996             1995
                                                                              (AUDITED)
- ---------------------------------------------------------------------------------------
- ------
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                                    $  1,095      $  2,605
  Accounts receivable, net                                       14,637        13,735
  Inventories, net                                               14,208        11,995
  Deferred tax asset                                                384           384
  Other current assets                                              446           813
- ---------------------------------------------------------------------------------------
        Total current assets                                     30,770        29,532
- ---------------------------------------------------------------------------------------

Property, plant and equipment, net                                4,945         5,351
Excess of cost over fair value of assets
  acquired, net                                                  10,022        10,339
Long-term notes receivable                                         --           1,190
Other assets                                                      3,154         1,600
- ---------------------------------------------------------------------------------------
        Total assets                                           $ 48,891      $ 48,012
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                $    537      $   --
  Current installments of long-term debt                          2,620         2,177
  Accounts payable                                                8,783         9,797
  Accrued payroll and commissions                                   532           768
  Other accrued expenses                                          3,534         6,376
  Income taxes payable                                              509           370
- ---------------------------------------------------------------------------------------
        Total current liabilities                                16,515        19,488
- ---------------------------------------------------------------------------------------

Long-term debt                                                   15,951        15,573
Other accrued expenses                                            2,526         2,481
Deferred income taxes                                               384           384
- ---------------------------------------------------------------------------------------
        Total liabilities                                      $ 35,376      $ 37,926
- ---------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
  Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                                 --            --
  Common stock, $.10 par value, 25,000,000
    shares authorized; shares issued: 8,459,437                     846           746
    in 1996 and 7,459,437 in 1995                                19,122        16,162
  Foreign currency translation adjustment                            49            43
  Retained earnings (deficit)                                    (6,502)       (6,865)
- ---------------------------------------------------------------------------------------
        Total shareholders' equity                               13,515        10,086
- ---------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity              $48,891     $ 48,012
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------


                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                       JUNE 29,         JULY 1,
                                                        1996             1995
- --------------------------------------------------------------------------------
Net sales                                             $ 17,354         $ 14,084
- --------------------------------------------------------------------------------

Cost of sales                                           13,804           15,911
- --------------------------------------------------------------------------------

Gross margin                                             3,550           (1,827)
- --------------------------------------------------------------------------------

Selling expense                                          1,002            1,242
General and administrative expense                       1,140            1,408
Research and development                                   505              485
Other                                                     (636)             196
- --------------------------------------------------------------------------------

Total expenses                                           2,011            3,331
- --------------------------------------------------------------------------------
Operating income (loss)                                  1,539           (5,158)
- --------------------------------------------------------------------------------

Non-operating income (expense)
  Other                                                     15             --
  Deferred debt expense                                   (170)            (300)
  Interest income                                           46               34
  Interest expense                                        (609)            (357)
- --------------------------------------------------------------------------------
                                                          (718)            (623)
- --------------------------------------------------------------------------------

Income (loss) before income taxes                          821           (5,781)
Provision for  income taxes                                  6               24
- --------------------------------------------------------------------------------
Net income (loss)                                     $    815         $ (5,805)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Earnings (loss) per common share                      $   0.10         $  (0.78)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Average shares outstanding                               8,513            7,418
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                        JUNE 29,        JULY 1,
                                                         1996            1995
- --------------------------------------------------------------------------------
Net sales                                             $ 33,857         $ 26,771
- --------------------------------------------------------------------------------

Cost of sales                                           27,042           26,080
- --------------------------------------------------------------------------------

Gross margin                                             6,815              691
- --------------------------------------------------------------------------------

Selling expense                                          2,116            2,506
General and administrative expense                       2,510            2,759
Research and development                                   872            1,026
Other                                                     (472)             226
- --------------------------------------------------------------------------------

Total expenses                                           5,026            6,517
- --------------------------------------------------------------------------------

Operating income  (loss)                                 1,789           (5,826)
- --------------------------------------------------------------------------------

Non-operating income (expense)
  Other                                                     15             --
  Deferred debt expense                                   (225)            (300)
  Interest income                                          101               88
  Interest expense                                      (1,174)            (751)
- --------------------------------------------------------------------------------
                                                        (1,283)            (963)
- --------------------------------------------------------------------------------

Income (loss) before income taxes                          506           (6,789)
Provision for income taxes                                 141              110
- --------------------------------------------------------------------------------
Net income (loss)                                     $    365         $ (6,899)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Earnings (loss) per common share                      $   0.05         $  (0.94)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Average shares outstanding                               7,988            7,304
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            FOR THE SIX MONTHS ENDED
                                                                            ------------------------
                                                                               JUNE 29,     JULY 1,
                                                                                1996         1995
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                          $   363     $(6,899)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                  1,290       1,377
  Gain on disposal of property, plant & equipment
    and other                                                                     (790)         (4)
  Provision for inventory obsolescence                                             207       2,113
  Loss on sale of notes receivable                                                  89          --
  Change in assets and liabilities, excluding effects from acquisitions and foreign currency adjustments:
    Accounts receivable                                                         (1,296)       (188)
    Inventories                                                                 (2,492)        805
    Accounts payable and other accrued expenses                                 (4,117)       (697)
    Income taxes                                                                   139       4,184
    Other, net                                                                    (827)         73
- ----------------------------------------------------------------------------------------------------

Net cash flow (used in) provided by
  operating activities                                                          (7,434)        764
- ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Contingent payment on purchase of
    KMS Advanced Products                                                           --         (26)
  Purchase of property, plant and equipment                                       (325)       (378)
  Proceeds from sale of property, plant and
    equipment & other                                                            1,363         417
- ----------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                        1,038          13
- ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of notes payable                                                       590           6
  Issuance of 12% convertible bonds                                              5,842          --
  Payments of notes payable                                                        (53)       (133)
  Payments of long-term debt                                                    (2,601)       (461)
  Receipts of notes receivable                                                   1,101          --
  Payments for debt restructuring                                                   --        (340)
  Proceeds from exercise of stock options
    and stock purchase plan                                                         --          25
- ----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              4,879        (903)
- ----------------------------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash                                    7          40
- ----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       (1,510)        (86)
Cash and cash equivalents at beginning of year                                   2,605       1,658
- ----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 1,095     $ 1,572
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for (refunded):
    Interest                                                                   $ 1,057     $   753
    Income taxes                                                               $     3     $(3,949)
  Non-cash investing and financing activities
    Notes receivable from sale of property, plant &
        equipment                                                              $    --     $ 1,190
    Conversion of 12% Notes into common stock                                  $ 2,000     $    --
    Common stock issued in debt restructuring                                  $    --     $   500
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------



                           OTHER FINANCIAL INFORMATION


UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995.


INVENTORIES

Inventories are summarized by major classification as follows:


- --------------------------------------------------------------------------------
                                                        June 29,      Dec. 31,
                                                         1996           1995
                                                                     (Audited)
- --------------------------------------------------------------------------------
(In thousands of dollars)

  Raw materials and components                        $ 10,105       $ 11,695

  Work-in-process                                        5,983          4,121

  Finished goods                                         1,050            477

  Allowance for obsolescence                            (2,714)        (3,536)

  Unliquidated progress payments                          (216)          (762)
- --------------------------------------------------------------------------------
  Inventories, net                                    $ 14,208       $ 11,995
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1996 Compared with Second Quarter 1995

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the second quarter of 1996 were $17.4 million, a 23% increase when compared with $14.1 million for the same period in 1995.

The following chart provides the sales breakdown by segment and subsidiary for the second quarter:


In thousands of dollars                         1996         1995       % Change
- --------------------------------------------------------------------------------
ELECTRONIC SYSTEMS SEGMENT
        Codar Technology, Inc.               $  8,487     $  7,475           14%
        NAI Systems Division                    3,451        2,470           40%
        Lynwood Scientific Dev. Ltd.            3,438        2,570           34%
        Inter-company                            (151)        (221)
                                             -----------------------------------
  Total Electronic Systems Segment             15,225       12,294           24%

TELECOMMUNICATIONS SEGMENT
        Wilcom, Inc.                            2,129        1,790           19%
                                             -----------------------------------

  Total Telecommunications Segment              2,129        1,790           19%
                                             -----------------------------------

  TOTAL                                      $ 17,354     $ 14,084           23%
                                             -----------------------------------
                                             -----------------------------------


Sales in the Electronic Systems segment (net of inter-company eliminations) increased 24% to $15.2 million from $12.3 million for the same period in 1995. Each of the NAI subsidiaries recorded sales increases in the second quarter of 1996 as compared to 1995. The increase recorded by Codar is attributable to increased shipping volumes. 1995 revenues were adversely impacted by production problems on several contracts. The increases at the NAI Systems Division and Lynwood are representative of the increased levels of business at both companies.

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

Sales in the Telecommunications segment increased 19% to $2.1 million as compared to $1.8 million for the same period in 1995. The increase in sales was attributable to increased line treatment revenues principally attributable to the Company's new telephone line quality improvement products as they continue to gain acceptance with the Bell operating companies and independent telephone companies.

The gross margin percentage for the second quarter of 1996 was 20.5% as compared with (13.0%)in the comparable period in 1995. The following chart provides the gross margin percentage by subsidiary.


                                                   1996                 1995
- --------------------------------------------------------------------------------
Codar Technology, Inc.                             12.4%                (24.7)%
NAI Systems Division                               18.8%                (17.4)%
Lynwood Scientific Dev. Ltd.                       31.9%                 35.0%
Wilcom, Inc.                                       35.3%                 22.5%


The margin improvement at Codar is attributable to increased shipping volumes and cost reduction efforts initiated in late 1995 and early 1996. Codar's operating performance is still adversely impacted by several large contracts for which the gross margins are -0-. These contracts are expected to be substantially completed during the third quarter of 1996. The Company expects the Codar gross margin percentage to continue to improve during the year.

The Systems Division's second quarter 1995 gross margin was adversely impacted by the recording of a $900,000 provision for inventory obsolescence.

The Lynwood and Wilcom gross margins were favorably impacted by increased shipping volumes and cost reduction efforts completed in the fourth quarter of 1995.

Selling expense for the second quarter of 1996 was $1.0 million as compared with $1.2 million for the same period in 1995. The 19% decrease despite an increase in sales of 23% is attributable to the Company's desire to reduce its operating expenses.

General and administrative expenses for the second quarter of 1996 were $1.1 million as compared to $1.4 million for the same period in 1995. A decline in the corporate office expense as well as cost cutting moves taken in the fourth quarter of 1995 account for the decline.

Company-sponsored research and development expenditures for the second quarter of 1996 were $0.5 million, unchanged from the same period in 1995. The Company expects that the level of the second quarter 1996 IR&D expenditures will be relatively constant for the remainder of 1996.

For the second quarter of 1996, the Company had operating income of $1.5 million as compared with an operating loss of $5.2 million for the same period in 1995. The second quarter results were favorably impacted by the recognition of a gain of approximately $750,000 on the previously announced sale of the Systems Integration Division to Tracor Aerospace Inc. in June 1996.

Interest expense, net of interest income, was $0.6 million for the second quarter of 1996 as compared with $0.3 million for the same period in 1995.

The Company accrued a small income tax expense. The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, Lynwood is required to pay taxes in the U.K. The Company is unable to recognize the full tax benefit associated with its U.S. net operating loss carry-forward due to uncertainties as to whether or not a future benefit will be realized. Once the Company returns to sustained profitability, the benefits of such a tax loss carry-forward will be recognized.

For the second quarter of 1996 the Company had a net profit of $0.8 million as compared with a net loss of $5.8 million in the second quarter of 1995. Earnings per share were $0.10 as compared with a loss of $0.78 per share for the same period in 1995, based on a weighted average of 8.5 million and 7.4 million shares outstanding, respectively.

First Half 1996 Compared with First Half 1995

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the first half of 1996 were $33.9 million, a 26% increase when compared with $26.8 million for the same period in 1995.

The following chart provides the sales breakdown by segment and subsidiary for the first six months:



In thousands of dollars                       1996         1995         % Change
- --------------------------------------------------------------------------------
ELECTRONIC SYSTEMS SEGMENT
        Codar Technology, Inc.              $ 16,678     $ 13,060           28%
        NAI Systems Division                   6,530        5,213           25%
        Lynwood Scientific Dev. Ltd.           6,658        5,432           23%
        Inter-company                           (260)        (454)
                                            ------------------------------------
          Total Electronic Systems Segment    29,606       23,251           27%
TELECOMMUNICATIONS SEGMENT
        Wilcom, Inc.                           4,251        3,520           21%
                                            ------------------------------------
  Total Telecommunications Segment             4,251        3,520           21%
                                            ------------------------------------

  TOTAL                                     $ 33,857     $ 26,771           26%
                                            ------------------------------------
                                            ------------------------------------


Sales in the Electronic Systems segment (net of inter-company eliminations) increased 27% to $29.6 million from $23.3 million for the same period in 1995. Each of the NAI subsidiaries recorded sales increases in the first half of 1996 as compared to 1995. The largest increase was recorded by Codar and is attributable to increased shipping volumes. The 1995 revenues were adversely impacted by production problems on certain contracts. The increases at the NAI Systems Division and Lynwood are representative of the increased levels of business at both companies.

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

Sales in the Telecommunications segment increased 21% to $4.3 million as compared to $3.5 million for the same period in 1995. The increase in sales was attributable to increased line treatment revenues principally attributable to the Company's new telephone line quality improvement products as they continue to gain acceptance with the Bell operating companies and independent telephone companies.

The gross margin percentage for the first half of 1996 was 20.1% as compared with 2.6% for the same period in 1995. The following chart provides the gross margin percentage by subsidiary.


                                        1996                  1995
- --------------------------------------------------------------------------------
Codar Technology, Inc.                  10.7%                 (19.4)%
NAI Systems Division                    19.7%                 13.5%
Lynwood Scientific Dev. Ltd.            32.9%                 31.8%
Wilcom, Inc.                            33.5%                 22.6%



The margin improvement at Codar is attributable to increased shipping volumes and cost reduction efforts initiated in late 1995 and early 1996. Codar's operating performance was still adversely impacted by several large contracts for which the gross margins are -0-. These contracts are expected to be substantially completed during the third quarter of 1996. The Company expects the Codar gross margin percentage to continue to improve during the year.

The Systems Division's first half 1995 gross margin was adversely impacted by the recording of a $900,000 provision for inventory obsolescence.

The Lynwood and Wilcom gross margins were favorably impacted by increased shipping volumes and cost reduction efforts completed in the fourth quarter of 1995.

Selling expense for the first half of 1996 was $2.1 million as compared with $2.5 million for the same period in 1995. The 16% decrease despite an increase in sales of 26% is attributable to the Company's desire to reduce its operating expenses.

General and administrative expenses for the first half of 1996 were $2.5 million as compared with $2.8 million for the same period in 1995. A decline in the corporate office expense as well as cost cutting moves taken in the fourth quarter of 1995 account for the decline.

Company-sponsored research and development expenditures for the first half of 1996 were $0.9 million as compared with $1.0 million for the same period in 1995. The Company expects that the level of the first half 1996 IR&D expenditures will be relatively constant for the remainder of 1996.

For the first half of 1996, the Company had operating income of $1.8 million as compared with an operating loss of $5.8 million for the same period in 1995. The first half results were favorably impacted by the recognition of a gain of approximately $750,000 on the previously announced sale of the Systems Integration Division to Tracor Aerospace Inc. in June 1996.


Interest expense, net of interest income, was $1.1 million for the first half of 1996 as compared with $0.7 million for the same period in 1995.

The Company accrued an income tax expense of $0.1 million. The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, Lynwood is required to pay taxes in the U.K. The Company is unable to recognize the tax benefit associated with its U.S. net operating loss carry-forward due to uncertainties as to whether or not a future benefit will be realized. Once the Company returns to sustained profitability, the benefits of such a tax loss carry-forward will be recognized.

For the first half of 1996 the Company had a net profit of $0.4 million as compared with a net loss of $6.9 million in the first half of 1995. Earnings per share were $0.05 as compared with a loss of $0.94 for the same period in 1995, based on a weighted average of 8.0 million and 7.3 million shares outstanding, respectively.

Liquidity and Capital Resources

On February 15, 1996 the Company entered into an amendment to its credit agreement with its bank lenders which amended and extended the payment provisions contained therein and reset certain financial covenants on more favorable terms for the Company. The revised credit agreement provides for quarterly principal payments of $500,000, beginning on March 31, 1996 and payments of $750,000 beginning on March 31, 1997 and paid through December 31, 1998. The remaining principal balance is due on January 15, 1999. Interest is payable monthly at the rate of 1 3/4% above prime. The loan covenants require that the Company maintain certain minimum levels of net worth, current ratio and quick ratio. There are also limits on capital expenditures and the payment of cash dividends. The Company believes that it can comply with such loan covenants during the term of the credit agreement.

On February 15, 1996, February 23, 1996, February 29, 1996, and May 2, 1996, the Company issued an aggregate of $8,342,000 of 12% Convertible Subordinated Promissory Notes due January 15, 2001 (the "Notes") and warrants to purchase an aggregate of 2,085,500 shares of the Company's Common Stock (the "Warrants"). The Notes are convertible by the holders into shares of Common Stock at a price equal to $2.00 per share, subject to adjustment if the Company fails to meet certain earnings thresholds and in certain other events. Interest on the Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 1996. The Notes mature on January 15, 2001. The Notes may be prepaid by the Company without premium or penalty at any time after January 15, 1999. The Notes are unsecured obligations of the Company and contain certain restrictions on the Company including a negative pledge of the Company's assets not otherwise encumbered by the holders of the senior indebtedness.

In addition to the Warrants issued with the Notes, the Company issued an aggregate of 2,034,200 Warrants to the lead investor and the placement agent. All Warrants entitle the holders thereof to purchase shares of Common Stock at any time and from time to time on or before February 15, 2002 at an exercise price equal to $2.50 per share of Common Stock, subject to adjustment in certain events.

The Company received total proceeds (net of placement agency fees and expenses) of $7,534,081 ($2,500,000 was received prior to December 31, 1995) from the sale of the Notes and the Warrants upon completion of the offering.

Approximately $4.1 million was used to reduce the Company's accounts payable to its vendors. The remainder of the funds received will be used to meet operating and working capital needs. As a result of the sale of the Notes and the debt restructuring, the Company will expend approximately $4,073,000 in principal and interest payments in 1996, $4,933,000 in 1997 and $4,632,000 in 1998. On January 15, 1999 the Company is required to make a balloon payment of $7,175,000.

The Company intends to further reduce its operating expenses and sell all non-essential assets. The Company intends to pay interest on the Notes, interest and principal under the credit agreement and operating expenses for the next three years with cash flow from operations together with the excess cash received from the sale of the Notes after the payment of vendors and proceeds from assets sales, if any. The Company believes that it will be necessary to refinance its existing bank debt prior to maturity on January 15, 1999 when the balloon payment of $7,175,000 is due. At that time, the Company intends to explore all available options including the issuance of debt or equity securities of the Company and the sale of one or more of the Company's subsidiaries.

On May 9, 1996, the Company entered into an agreement with Charles S. Holmes, a member of the Company's Board of Directors, that in consideration of his converting the 12% Convertible Subordinated Promissory Note due 2001 of the Company in the aggregate unpaid principal amount of $2,000,000 held by him into 1,000,000 shares of Common Stock as provided in Section 6 of the Note, the Company would immediately grant him warrants to purchase 300,000 shares of Common Stock at any time and from time to time on or before February 15, 2002 at an exercise price of $3.00 per share, subject to adjustment in certain events.

Cash and cash equivalents totaled $1.1 million at June 29, 1996, as compared to $2.6 million at December 31, 1995. Cash used by operating activities amounted to $7.4 million in the first six months of 1996, as compared to cash provided by operating activities of $0.8 million in the comparable period of 1995.


Inflation

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


        a)     Exhibits
               11 - Statements re Computation of Per Share Earnings
               27 - Financial Data Schedule (Edgar Filing Only)



        b)     Reports on Form 8-K

               Registrant filed a current report on Form 8-K dated May 22, 1996 with respect to Registrant's agreement with Charles S. Holmes, a member of the Company's Board of Directors, that in consideration of his converting the 12% Convertible Subordinated Promissory Note due 2001 in the aggregate principal amount of $2,000,000 into 1,000,000 shares of Common Stock of the Company, the Company would grant him warrants to purchase 300,000 shares of Common Stock at $3.00 per share.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NAI TECHNOLOGIES, INC.
                                            (Registrant)





DATE August 6, 1996                  By:\s\Richard A. Schneider
     -------------------------       --------------------------
                                           Richard A. Schneider
                                           Executive Vice President
                                      (On behalf of the registrant and as
                                      Principal Financial Officer)