Form 10-Q/A
period 1996-09-28
NAI TECHNOLOGIES INC
filed 1997-01-14
CIK 72575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A1

                                 Amendment No. 1

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended September 28, 1996

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                      -------------------  --------------------

                          Commission File Number 0-3704

                             NAI TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             New York                                  11-1798773
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

1000 Woodbury Road, Woodbury, New York                80503-7602
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

As of November 4, 1996, 9,016,937 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.

                                                                          Page 2
                                EXPLANATORY NOTE

        This Form 10Q/A1 is being filed by NAI Technologies, Inc., a New York corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996 to make certain amendments to Part II -- Item 6(a) thereof to reflect the inclusion of exhibits labeled Exhibit 11 and Exhibit 27.

Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

            a)   Exhibits

                 3(i) Restated Certificate of Incorporation of NAI Technologies, Inc. filed with the Secretary of State of the State of New York on August 19, 1991.

                 3(ii) Certificate of Amendment of the Certificate of Incorporation of NAI Technologies, Inc. filed with the Secretary of State of the State of New York on August 7, 1996.

                 4(i) Indenture, dated as of July 15, 1996, between NAI Technologies, Inc. and First Trust National Association, as Trustee.

                 4(ii) Warrant Agreement, dated as of August 26, 1996, between NAI Technologies, Inc. and American Stock Transfer & Trust Company.

                 10(i) Amendment No. 1 to Employment Agreement, entered into as of August 8, 1996, between NAI Technologies, Inc. and Richard A. Schneider.

                 10(ii) Settlement Agreement and release, entered into as of August 8, 1996, between NAI Technologies, Inc. and Richard A. Schneider.

                 10(iii) 1996 Stock Option Plan.

                 10(iv)  1993 Stock Option Plan for Directors, as amended.

                 11      Statement re computation of per share earnings.

                 27      Financial Data Schedule (EDGAR filing only).

                 99(i)   Form of Note Certificate

                 99(ii)  Form of Warrant certificate

            (b)  Reports on Form 8-K

                 None

                               S I G N A T U R E S
                               -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NAI TECHNOLOGIES, INC.
                                                (Registrant)

DATE  January 14, 1996                      By: \s\  Richard A. Schneider
      ----------------------                -----------------------------
                                               Richard A. Schneider
                                               Executive Vice President
                                            (On behalf of the registrant and as
                                            Principal Financial Officer)