Form 10-K405
period 1996-12-31
NAI TECHNOLOGIES INC
filed 1997-03-13
CIK 72575

                                                                (Conformed copy)



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                            For the Fiscal Year Ended
                                December 31, 1996

                          Commission File Number 0-3704

                             NAI TECHNOLOGIES, INC.

A New York Corporation                     IRS Employer I.D. No. 11-1798773

                 282 New York Avenue, Huntington, New York 11743

                          Telephone No. (516) 271-5685

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

                   YES      X                 NO  ____
                          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 11, 1997, 9,032,437 shares of common stock were outstanding. The aggregate market value of the shares of common stock (based on the average bid and asked price of these shares on The Nasdaq Stock Market as of March 11, 1997) of NAI Technologies, Inc. held by non-affiliates was approximately $40 million.

Documents Incorporated by Reference:  None.

                                  Page 1 of 37
                            Exhibit index on Page 33

                             NAI TECHNOLOGIES, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business .........................................................   3

Item 2.  Properties .......................................................  10

Item 3.  Legal Proceedings ................................................  10

Item 4.  Submission of Matters to a Vote of Security Holders ..............  10

                                    PART II

Item 5.  Market for Registrant's Common Stock
         and Related Stockholder Matters ..................................  11

Item 6.  Selected Financial Data ..........................................  12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................  13

Item 8.  Consolidated Financial Statements and Supplementary Data. ........  19

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ..............................  19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............  20

Item 11. Executive Compensation ...........................................  22

Item 12. Security Ownership of Certain Beneficial Owners and Management ...  26

Item 13. Certain Relationships and Related Transactions ...................  28

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K. .....................................................  29

                                     PART I

Item 1.
Business
--------

The Company through its wholly owned subsidiaries designs, manufactures and markets rugged computer systems, advanced peripheral products, intelligent terminals, high performance workstations, TEMPEST computer systems (which suppress certain radiation to prevent external detectors from reading the data being transcribed) and telecommunications test equipment and transmission products. The Company operates in two distinct operating segments: an Electronic Systems segment and a Telecommunications segment. The Electronic Systems segment is comprised of all of the Company's defense, military and government-related businesses and the Telecommunications segment is focused on commercial communications opportunities.

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

Codar is the prime contractor for the Rapid Anti-Ship Missile Integrated Defense System ("RAIDS"), which is a tactical decision aid system based on an open-architecture network of processors that enhances the missile defense effectiveness of ships and performs all system executive functions, including internal and external data sharing/communications, anti-ship missile defense system performance and operational status monitoring, designated target identification, track data association, limited threat evaluation and maintenance of the status of the anti-ship missile defense threat environment.

Codar provides a variety of ruggedized and electromagnetic interference ("EMI") compliant workstations, based on processors from other companies, as well as related peripherals, such as ruggedized/EMI color monitors, keyboards and mass storage units ("MSEU"). These products are used by the U.S. Army and Navy. The Codar Model 325M-S Rugged Lightweight SPARC'r' station has been selected by GTE Government Systems Corp. ("GTE") for use on the U.S. Army's Common Hardware/ Software Program known as CHS-2. Codar will supply computers with ruggedized color monitors and MSEUs over a five-year period as part of the basic CHS-2 program as well as engineering services in support of GTE and the U.S. Army.

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

In 1996, Codar updated its range of rugged rack-mounted computers with the introduction of the Genesis rugged multi-platform computer, which provides users with a rugged platform which supports Intel, DEC Alpha, Power PC and Sun processors.

Also in 1996, Codar announced the Explorer II, an enhancement of the Explorer I, offering full compatibility with the range of CHS-2 products.

Codar's range of display products was enhanced in 1996 with the introduction of the Codar Rugged Flat Panel Displays. This technology comprises a range of 12", 13" and 16" ruggedized displays for installation in vehicles, aircraft, ships and other harsh environments.

Systems Division. The Systems Division provides custom packaged, integrated computer systems and peripherals for field deployment in shelters, ships, land vehicles and a variety of other demanding environments. The division's technical expertise encompasses most major industry standard architectures including SPARC'r', Multibus, VME and PCI as well as most widely used operating systems. The Systems Division also has over 25 years experience in custom packaging and has engineered solutions that meet a broad range of unique specifications including size and weight constraints, low power consumption, shock and vibration, adverse temperature and humidity conditions, rack-mounting, TEMPEST and unattended operation with remote diagnostics. Application specialties include: Digital Signal Processing, Data Acquisition, Networking/Communications and Video Teleconferencing.

The Systems Division's diverse customer base includes the National Security Agency and other U.S. intelligence agencies, various U.S. military organizations, foreign governments and industrial customers. The division's products and services are sold domestically through its own sales force and internationally through the sales force of the Lynwood division. Because its products are typically based on COTS components, the Systems Division has established strategic alliances with such leading technology companies as Sun, Intel, Hewlett Packard, Motorola, Force Computer, Ross Technologies, Spectrum Signal Processing and many others. In order to supply products in a timely manner, Systems concentrates its efforts on the design, final assembly and test of its systems rather than providing a fully integrated vertical manufacturing capability.

Lynwood. Lynwood supplies rugged, environmentally and electrically screened personal computers and workstations based upon standard COTS technology, aimed at the military and government markets principally in Europe, Australia and Southeast Asia. Lynwood develops, manufactures, installs and supports complete computer systems for the Government and Defense markets. Lynwood adapts COTS systems for use in harsh and extreme environments. In addition to creating its own products, Lynwood also provides an international marketing and manufacturing capability for the Company. In some cases, Lynwood provides systems that are made up of its own products coupled with those of Codar or Systems.

Lynwood produces several personal computer and workstation products designed to be operated in harsh environments. For example, Lynwood has a completely compatible PC based upon a standard PC motherboard which operates in driving rain and at extremes of temperature, and which is completely sealed from dust and dirt. These products have been sold to armed services in Australia and the UK. Lynwood also develops secure TEMPEST screened workstation products which are designed to operate in areas of high security.

Lynwood principally works on discrete projects and delivers solutions to meet specific customer and project requirements. Lynwood's products include the Explorer II Sun workstation, the Genesis SR rackmount computer, MC50 for Airborne Applications and RP6200 range of multi-purpose rugged desktop and rackmount Pentium computers. In addition, Lynwood supplies a wide range of rugged flat panel displays for use within air, maritime and land mobile environments.

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

The ELPA product line has been extended by the introduction of a smaller, lighter, less expensive product called the Turbo Amp. The Turbo Amp has been designed to be self-powered from the telephone line and permit the improvement of line transmission quality by automatically adjusting the various electrical parameters that control signal transmission. The Turbo Amp also requires less skilled technicians for installation and can be configured and installed from a remote site, which can result in substantially reduced service calls and cost to the RBOCs. The Company has received patents on the Turbo Amp.

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

Customers

During 1996 and 1995, sales under contracts with the U.S. Government were approximately 30% and 38%, respectively, of the Company's net sales. The U.S. Government and one other customer individually accounted for more than 10% of the Company's sales in 1996 or 1995. The Company's sales are affected by the U.S. defense budget. With continuing discussions on budget cuts, it is difficult to assess what the impact of budget cuts, if any, will be on the Company. It appears that defense outlays will be reduced from past levels. The Company is unaware of any targeted cuts specifically affecting its products. The Company's products are utilized on many different programs. However, changed U.S. Government spending levels could impact the Company's future sales levels. No single U.S. Government contract accounted for greater than 10% of the Company's sales in 1996 or 1995.

The U.S. Government accounted for 34% and one other customer accounted for 16% of the Electronic Systems segment's 1996 sales. Two separate customers accounted for 26% and 18%, respectively, of the Telecommunications segment's 1996 sales.

Foreign Sales

Foreign sales in 1996 and 1995 accounted for approximately 24% and 21%, respectively, of total sales. Such sales, which exclude products sold to the U.S. Government and resold by the U.S. Government for foreign military use, are made primarily to customers in Australia, Canada, Hong Kong, India, Indonesia, Israel, Japan, the United Kingdom and Western Europe.

The Company's foreign sales are comprised of export sales from the U.S. and foreign revenues from Lynwood. All export sales from the U.S. are payable in U.S. dollars and, therefore, settlement amounts do not fluctuate with changes in exchange rates. All of Lynwood's sales are payable in British currency. Fluctuations in exchange rates between the U.S. dollar and the British pound will impact on the Company's operating results. No single country, with the exception of the United Kingdom (70% in 1996 and 86% in 1995) and Australia (18% in 1996 and less than 5% in 1995), accounted for more than 5% of the Company's foreign sales in any of the past two years.

Foreign sales for the past three years have been as follows:

                                           Approximate
                                               Total          Percent of
                                           Foreign Sales     Company Sales
                                           -------------     -------------

        1996 .............................  $16,154,000           24%
        1995 .............................   12,679,000           21%
        1994 .............................   13,828,000           25%


Backlog

The Company's backlog of orders was $30.2 million at December 31, 1996. Of this amount, 14% represents orders for U.S. military sales. Such orders are subject to termination at the convenience of the U.S. Government with negotiated settlements in which the Company seeks to recover its costs and a reasonable profit. Certain other orders, when subject to cancellation or return, are handled with a restocking charge or by negotiated settlement.

While the Company's backlog is not subject to seasonal factors, it does fluctuate due to timing of orders from the U.S. Government. The Company expects to produce and ship approximately 60% of its current backlog of orders before the end of 1997.


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

During the years 1996, 1995 and 1994, the Company's total engineering expenditures were $3,929,000, $7,264,000 and $9,335,000, respectively. Due to the extensive use of COTS-based equipment in the Company's products, the Company's cost of independent research in pursuit of new products and improvements to existing products has declined during the years 1996, 1995 and 1994 to approximately $1,639,000, $1,807,000 and $3,214,000, respectively.
Customer-funded engineering included in cost of sales or inventory, as a contract cost was $2,290,000 in 1996, $5,457,000 in 1995 and $6,121,000
in 1994.

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

During 1995 and 1994, the Company's cash constraints strained its relationships with vendors, which adversely impacted the Company's ability to meet its production targets on a timely and cost-effective basis. These constraints were significantly eased during 1996 and the Company now believes it is in good standing with all of its vendors.

Employees

At December 31, 1996, the Company had approximately 290 employees. The Company has never experienced a work stoppage and none of its employees is represented by a union. The Company believes its relationship with its employees is good. In January 1997, the Company reduced its work force by approximately 40 additional employees.

Item 2.
Properties

The Company's facilities, which are believed to be adequate to meet the Company's foreseeable needs, are shown in the table that follows:

                                   Facilities
                                   ----------

                                                   Approximate
                                                   Floor Area          Expiration
Division or Subsidiary         Location            (in Sq. Ft.)           Date
----------------------         --------            ------------           ----
Electronic Systems Segment
--------------------------

   Codar                  Longmont, Colorado       52,000 (leased)   November 1, 1999

   Systems                Columbia, Maryland       25,000 (leased)   November 30, 2001

   Lynwood                Farnham, England         26,000 (leased)   December 25, 2014

Telecommunications Segment
--------------------------

   Wilcom                 Laconia, New Hampshire   52,000 (owned)            --


The Company also leases several small sales offices. The Company's corporate office is in short-term leased executive offices located in Huntington, New York. The Company pays approximately $1,198,000 per annum for the rental of all its facilities.

Item 3.
Legal Proceedings
-----------------

None.

Item 4.
Submission of Matters to a Vote of Security Holders
---------------------------------------------------

None.

                                     PART II

Item 5.
Market for Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol NATL. The table below sets forth for the periods indicated the high and low sale prices for the Common Stock as adjusted for stock dividends and stock splits as compiled from published sources.

        Period                     High            Low
        ------                     ----            ---

1996    First Quarter             $3             $1 7/8
        Second Quarter             3 7/8          2
        Third Quarter              4              3 1/8
        Fourth Quarter             4              2 3/4

1995    First Quarter             $3             $1 7/8
        Second Quarter             3 1/2          2 1/8
        Third Quarter              3 1/4          1 1/4
        Fourth Quarter             2 3/8          1 1/8

There have been no cash dividends declared or paid on the Common Stock in the above two years. The Company's existing credit agreement restricts cash dividends. A 4% stock dividend on the Common Stock was paid to shareholders of record on February 25, 1994.

As of December 31, 1996, there were approximately 650 record holders of Common Stock as determined from the records of the transfer agent, American Stock Transfer & Trust Company. Street names are included collectively as a single holder of record. Management estimates that the Company has approximately 2,500 additional shareholders holding stock in street names.

The Warrants
------------

The Company has issued and outstanding warrants (the "Warrants") to purchase 4,119,700 shares of Common Stock of the Company at an exercise price of $2.50 per share, subject to adjustment, on or prior to February 15, 2002. The Warrants trade on the Nasdaq SmallCap Market under the symbol NATLW. As of December 31, 1996, there were approximately 60 record holders of Warrants as determined from the records of the warrant agent, American Stock Transfer & Trust Company.

The Notes
---------

The Company has issued and outstanding 12% Convertible Subordinated Promissory Notes due January 15, 2001, in the aggregate principal amount of $5,227,000 (the "Notes") at December 31, 1996. The Notes are convertible into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustment. The Notes are quoted on the Yellow Sheets of the National Quotations Bureau under the symbol NAI TECH INC 12-2001. As of December 31, 1996, there were approximately 40 record holders of the Notes as determined from the records of the trustee, First Trust National Association.

The Notes and Warrants were issued by the Company in a private placement of the Notes and Warrants on February 15, 1996, February 23, 1996, February 29, 1996 and May 2, 1996. On August 26, 1996 the Company filed with the Commission an effective Registration Statement registering the sale of $6,342,000 of the Notes, 4,119,700 of the Warrants and 8,904,336 shares of the Company's Common Stock.

Item 6.
Selected Financial Data
-----------------------

                      (in thousands except per share data)

                                   1996     1995      1994      1993      1992

Net sales                        $68,207  $60,008   $54,520   $81,024   $67,315
Operating earnings (loss)(1)       5,307   (8,875)  (14,589)    8,960     8,407
Net earnings (loss) (1)            2,413  (11,619)  (11,591)    5,455     5,051
Per share data:

   Net earnings (loss)(3)           0.28    (1.57)    (1.69)     0.80      0.80
   Cash dividends(2)                  --       --        --        --        --
Total assets at year end          41,371   48,012    53,720    60,715    43,704
Long-term debt                    12,224   15,573    13,990    10,797     7,158
Working capital                   14,241   10,044    16,665    19,105    17,094
Shareholders' equity              15,980   10,086    20,296    30,593    23,911
Average market price per
  common share at year end(3)     $3 3/4   $1 1/2  $2 11/16    $6 1/4   $8 3/16

Average common shares(3)           8,570    7,382     6,580     6,843     6,309
------------------------

(1)  Includes $7,321 in restructuring costs in 1994.

(2)  There have been no cash dividends in the above five fiscal years.

(3) Prior year share data has been restated to reflect 4% stock dividends declared in February 1992, 1993 and 1994 and a three-for-two stock split paid in August 1993.

Item 7.
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

                             Results of Operations
                             ---------------------

1996 Compared with 1995
-----------------------

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales in 1996 were $68.2 million, a 14% increase when compared with $60.0 million for the same period in 1995.

The following chart provides the sales breakdown by segment and subsidiary for 1996 and 1995.

In thousands of dollars                        1996         1995      % Change
--------------------------------------------------------------------------------
Electronic Systems Segment
       Codar Technology, Inc.                $32,727       $27,553       19%
       NAI Systems Division                   14,330        13,504        6%
       Lynwood Scientific Dev. Ltd.           14,621        11,587       26%
       Inter-company                            (547)         (831)      --
                                            ------------------------------------
 Total Electronic Systems Segment             61,131        51,813       18%

Telecommunications Segment
        Wilcom, Inc.                           7,076         8,195      (14%)
                                            ------------------------------------

  Total Telecommunications Segment             7,076         8,195      (14%)
                                            ------------------------------------

  TOTAL                                      $68,207       $60,008       14%
                                            ====================================

Sales in the Electronic Systems segment (net of inter-company elimination's) increased 18% to $61.1 million from $51.8 million in 1995. Each of the NAI subsidiaries recorded sales increases in 1996 as compared to 1995. Lynwood and Codar recorded the largest increases. Codar's 1995 revenues were adversely impacted by production problems on certain contracts. The increased sales at Lynwood and NAI Systems Division were representative of the increased levels of business at both companies.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects approximately 40% of 1997 sales to be directly to the military or through prime contractors to the military compared to 44% in 1996. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs which reduces the adverse impact of canceling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 14% to $7.1 million as compared to $8.2 million in 1995. The decrease in sales is attributable to reduced line treatment revenues.

The gross margin percentage for 1996 was 22.7% as compared with 8.2% for 1995. The following chart provides the gross margin percentage by subsidiary.

                                            1996             1995
-------------------------------------------------------------------------
Codar Technology, Inc.                      14.4%            (7.7%)
NAI Systems Division                        20.9%            17.4%
Lynwood Scientific Dev. Ltd.                34.0%            32.9%
Wilcom, Inc.                                38.0%            23.0%

The margin improvement at Codar is attributable to increased shipping volumes and cost reduction efforts initiated in late 1995 and early 1996. Codar's operating performance in both years was adversely impacted by several large contracts for which the gross margins were zero or negative. These contracts were substantially completed during the third quarter of 1996. Codar's 1995 gross margins were adversely impacted by the recording of a $1,400,000 provision attributable to cost growth on certain long-term contracts due to engineering design changes, greater than anticipated labor and material costs and under-absorbed overhead and a $1,100,000 provision for inventory obsolescence. The recording of a $900,000 provision for inventory obsolescence adversely impacted the Systems Division's 1995 gross margin.

Cost reduction efforts completed in the fourth quarter of 1995 and a favorable mix of high margin product revenues favorably impacted Wilcom's 1996 gross margin.

Selling expense for 1996 was $4.2 million as compared with $5.0 million for the same period in 1995. The 16% decrease was realized, despite an increase in sales of 14%, due to the Company's efforts to reduce operating expenses.

General and administrative expenses for 1996 were $5.2 million as compared with $6.5 million in 1995. Decreased corporate office expense as well as cost cutting moves taken in the fourth quarter of 1995 account for the decline.

Company-sponsored research and development expenditures for 1996 were $1.6 million as compared with $1.8 million for 1995.

The Company had operating earnings of $5.3 million in 1996 as compared with an operating loss of $8.9 million in 1995. 1996 operating earnings were favorably impacted by the recognition of a gain of approximately $1.5 million from the sale of the Systems Integration Division to Tracor Aerospace Inc. in June 1996.

Interest expense and amortization of deferred debt costs, net of interest income, was $2.5 million in 1996 as compared with $2.4 million in 1995.

The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, Lynwood is required to pay taxes in the U.K. The Company is unable to recognize the full tax benefit associated with its U.S. net operating loss carry-forward due to uncertainties as to whether or not a future benefit will be realized. When the Company returns to sustained profitability, the benefits of such a tax loss carry-forward will be recognized.

The Company recorded a net profit of $2.4 million as compared with a net loss of $11.6 million in 1995. Earnings per share were $0.28 as compared with a loss of $1.57 per share in 1995, based on a weighted average of 8.6 million and 7.4 million shares outstanding, respectively.

1995 Compared with 1994

Net sales in 1995 were $60.0 million, a 10% increase when compared with $54.5 million for the same period in 1994. The increase occurred in the Electronic Systems segment. Year to year changes in the Company's sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices.

The following chart provides the sales breakdown by segment and subsidiary for 1995 and 1994.

In thousands of dollars                        1995        1994     % Change

Electronic Systems Segment

       Codar Technology, Inc.                 $27,553    $20,229       36%
       NAI Systems Division                    13,504      4,417      206%
       Lynwood Scientific Dev. Ltd.            11,587     11,116        4%
       Military Products                           --     11,366     (100%)
       Intercompany                              (831)      (798)      --
                                             --------------------------------
        Total Electronic Systems Segment       51,813     46,330       12%

Telecommunications Segment
       Wilcom, Inc.                             8,195      8,190       (0%)
                                             --------------------------------

  Total Telecommunications Segment              8,195      8,190       (0%)
                                             --------------------------------

  TOTAL                                       $60,008    $54,520       10%
                                             ================================

Sales in the Electronic Systems segment (net of inter-company eliminations) increased 12% to $51.8 million from $46.3 million in 1994. The sales increase was primarily attributable to increased sales from NAI's Systems Division and Codar offset by the sales reduction due to the closing of the military products division, which was consolidated into Codar in September 1994.

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

The consolidated gross margin for 1995 was 8.2%, as compared to 18.8% in 1994. The 1995 gross margin was adversely affected by a $6.6 million charge to operations and an unfavorable mix of high and low margin product deliveries. The $6.6 million charge to operations was attributable to cost growth on certain long term contracts due to engineering design changes, provisions for slow moving, excess and obsolete inventory. The Company believes that it has recognized the entire adverse impact of cost overruns on those contracts for which the expected final costs exceed the contract value.

Selling expense for 1995 was $5.0 million, as compared with $7.5 million in 1994. This decrease is attributable to the saving associated with the consolidation of the military products division in the third quarter of 1994 and cost cutting measures implemented at all of the Company's divisions in 1995.

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

Company-sponsored research and development expenditures for 1995 were $1.8 million, as compared to $3.2 million in 1994. This decrease is attributable to savings associated with the previously mentioned consolidation and the change in mix between Company-sponsored research and development and customer-funded research and development. The Electronic Systems segment is focusing on its system integration business. Although systems integration work by its nature requires significant engineering content, such costs must be classified as contract costs and charged to cost of sales as opposed to Company-sponsored research and development (IR&D).

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

The effective income tax expense rate was below the combined statutory federal and state rates in 1995. The Company was unable to recognize a tax benefit for its loss in 1995 due to uncertainties as to whether or not a future benefit would be realized. Any earnings in 1996 will not be taxed at the statutory rate. The small tax provision is associated with the operations of Lynwood, the Company's United Kingdom subsidiary.

The Company recorded a net loss of $11.6 million in 1995, substantially the same as the net loss recorded in 1994. Loss per share for 1995 was ($1.57), as compared with a ($1.69) in 1994, based on a weighted average of 7.4 million and
6.9 million shares outstanding, respectively.


Liquidity and Capital Resources
-------------------------------

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

On February 15, 1996, February 23, 1996, February 29, 1996 and May 2, 1996, the Company issued an aggregate of $8,342,000 of 12% Convertible Subordinated Promissory Notes due January 15, 2001 (the "Notes") and warrants to purchase an aggregate of 2,085,500 shares of the Company's Common Stock (the "Warrants"). The Notes are convertible by the holders into shares of Common Stock at a price equal to $2.00 per share, subject to adjustment if the Company fails to meet certain earnings thresholds and in certain other events. Interest on the Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 1996. The Notes mature on January 15, 2001. The Notes may be prepaid by the Company without premium or penalty at any time after January 15, 1999. The Notes are unsecured obligations of the Company and contain certain restrictions on the Company including a negative pledge of the Company's assets not otherwise encumbered by the holders of the senior indebtedness.

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

Approximately $4.1 million was used to reduce the Company's accounts payable to its vendors. The remainder of the funds were used to meet operating and working capital needs. As a result of the sale of the Notes and the debt restructuring, the Company made payments of $7,675,000 in principal in 1996, and is required to expend approximately $2,475,000 in 1998. All required term loan payments for 1997 were made prior to December 31, 1996. On January 15, 1999 the Company is required to make a balloon payment of $5,025,000. Interest on outstanding balances under the term loan is payable monthly.

The Company intends to pay interest on the Notes, interest and principal under the credit agreement and operating expenses for the next three years. The Company believes that it will have adequate resources to meet its obligations when the balloon payment of $5,025,000 is due.

On May 9, 1996, the Company entered into an agreement with Charles S. Holmes, a member of the Company's Board of Directors, that in consideration of his converting the Note held by him in the aggregate unpaid principal amount of $2,000,000 into 1,000,000 shares of Common Stock the Company would immediately grant him warrants to purchase 300,000 shares of Common Stock at any time and from time to time on or before February 15, 2002 at an exercise price of $3.00 per share, subject to adjustment in certain events. Such warrants were valued at $0.50 per warrant and were fully expensed in 1996.

During 1996 an additional $1,115,000 of Notes were converted in accordance with the terms thereof into 557,500 shares of common stock, thereby bringing the total conversions for the year to $3,115,000 and reducing the aggregate principal amount of Notes outstanding to $5,227,000 from the originally issued $8,342,000.

Cash and cash equivalents totaled $2.7 million at December 31, 1996, as compared to $2.6 million at December 31, 1995. Cash used by operating activities amounted to $1.6 million in 1996, as compared to cash provided by operating activities of $0.1 million in 1995.

A significant factor in the Company's improved cash flow performance in 1996 has been the leveling of shipments during each month. In the past years the Company's shipments were heavily weighted towards the end of each month and the last month of each quarter. This improvement in shipping performance has enabled the Company to reduce its inventory and accounts receivable balances.

The increase in non-current assets from the beginning of the year is attributable to the deferred debt costs incurred as a result of the sale of the Notes in February 1996.

Inflation
---------

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore, do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

Backlog
-------

The backlog of unfulfilled orders at December 31, 1996 stood at $30.2 million, compared to $47.8 million at December 31, 1995. Approximately $12.0 million of the December 31, 1995 backlog related to the Systems Integration business that was sold in 1996. Approximately 60% of the 1996 year end backlog is scheduled for delivery over the next twelve months.

Item 8.
Consolidated Financial Statements and Supplementary Data
--------------------------------------------------------

The following consolidated financial statements of the registrant are submitted herewith at the end of this document beginning on Page F-1:

Independent Auditors' Report.

Consolidated balance sheets at December 31, 1996 and 1995.

Consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994.

Consolidated statements of shareholders' equity for the years ended December 31, 1996, 1995 and 1994.

Consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994.

Notes to consolidated financial statements.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial
-------------------------------------------------------------------------
Disclosure
----------

None.

                                    PART III

Item 10.
Directors and Executive Officers of the Registrant
--------------------------------------------------

Directors of the Company
------------------------

The members of the Board of Directors of the Company as of March 11, 1997, together with certain information furnished to the Company by each such person as of such date, are set forth below.

                            Years Served
Name and Age                as a Director    Biographical Summary
------------                -------------    --------------------

Robert A. Carlson(1), 64          9          Mr. Carlson is Chairman and Chief
                                             Executive Officer of the Company.
                                             From December 1987 until December
                                             1989, he was President and Chief
                                             Operating Officer of the Company.
                                             From December 1989 to October 1995,
                                             he was President and Chief
                                             Executive Officer of the Company.

Richard A. Schneider, 44          4          Mr. Schneider is Executive Vice
                                             President, Treasurer, Chief
                                             Financial Officer and Secretary of
                                             the Company. He was elected a
                                             director of the Company on February
                                             11, 1993. From October 1988 until
                                             December 1992, he served as Vice
                                             President-Finance and Treasurer of
                                             the Company. He was elected
                                             Secretary of the Company in January
                                             1990.

Stephen A. Barre(2),(3), 56       7          Mr. Barre is Chairman and Chief
                                             Executive Officer of Servo
                                             Corporation of America, a
                                             communications and defect detection
                                             company.

C. Shelton James(1),(3), 55       7          Mr. James is Chairman of the Board
                                             and Chief Executive Officer of
                                             Elcotel, Inc., a public
                                             communications company. He also is
                                             President and a director of
                                             Fundamental Management Corporation,
                                             an investment management company
                                             which is the general partner of
                                             limited partnerships which are
                                             substantial investors in the
                                             Company, and he is on the board of
                                             directors of Harris Computer
                                             Systems, Inc., a company engaged in
                                             the manufacture of real time
                                             computers, SK Technologies, a
                                             company engaged in development and
                                             marketing of point-of-sale
                                             software, and CPSI, Inc., a company
                                             engaged in high performance
                                             computing.

Edward L. Hennessy, Jr.(2), 68   1 year      Mr. Hennessy is the retired
                                             Chairman and Chief Executive
                                             Officer of Allied Signal, Inc., a
                                             world-wide technology company. He
                                             also is a director of The Bank of
                                             New York, a New York State
                                             commercial banking company,
                                             Lockheed Martin Corp., a designer,
                                             manufacturer, integrator and
                                             operator of systems and products
                                             in leading edge technologies,
                                             National Association of
                                             Manufacturers, Wackenhut
                                             Corporation, an international
                                             provider of security-related
                                             services and privatized
                                             correctional  and detention
                                             facility management and design
                                             services, Walden Real Estate
                                             Investment Trust, a self-managed
                                             fully integrated REIT focused on
                                             middle income multi-family
                                             properties, and Fundamental
                                             Management Corporation. A designee
                                             of Fundamental Management
                                             Corporation, he was elected a
                                             director of the Company on March 6,
                                             1996.

Charles S. Holmes(1),(2), 51     1 year      A director of the Company since
                                             October 3, 1995, Mr. Holmes is
                                             President and sole stockholder of
                                             Asset Management Associates of New
                                             York, Inc., a New York-based firm
                                             specializing in acquisitions of
                                             manufacturing businesses. Mr.
                                             Holmes founded and was a partner in
                                             Asset Management Associates, a
                                             predecessor partnership of Asset
                                             Management, from 1978 to 1991. He
                                             has served since its formation in
                                             1992 as Vice Chairman of the Board
                                             of Directors of Chart Industries
                                             Inc., which specializes in the
                                             design, manufacture and sale of
                                             industrial process equipment used
                                             in the hydrocarbon and industrial
                                             gas industries for low-temperature
                                             and cryogenic applications, and
                                             manufactures other industrial
                                             equipment such as stainless steel
                                             tubing, structural pipe supports
                                             and high vacuum systems.

Dennis McCarthy(3), 50           1 year      Mr. McCarthy, a designee of
                                             Mr. Holmes, was elected a director
                                             of the Company on March 6, 1996. He
                                             has been employed by Asset
                                             Management Associates of New York,
                                             Inc., a New York-based firm
                                             specializing in acquisitions of
                                             manufacturing businesses, since
                                             1988.

------------------------

1)   Member of the Executive Committee
2)   Member of the Compensation Committee
3)   Member of the Audit Committee

Executive Officers of the Company
---------------------------------

The current executive officers of the Company are as follows:

Robert A. Carlson, 64, is the Chairman and Chief Executive Officer of the Company. From December 1987 until December 1989, he was President and Chief Operating Officer of the Company. From December 1989 until October 1995, he was President and Chief Executive Officer of the Company.

Richard A. Schneider, 44, is the Executive Vice President, Treasurer and Secretary of the Company. From October 1988 until December 1992, he served as Vice President-Finance and Treasurer of the Company. He was elected Secretary of the Company in January 1990.



Item 11.
Executive Compensation
----------------------

The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the executive officers of the Company other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives") for each of the Company's last three fiscal years.

                                                                         Long Term Compensation
                                                                         ----------------------
                                            Annual Compensation                   Awards              Payouts
                                            -------------------                   ------              -------
         (a)                (b)        (c)          (d)         (e)           (f)            (g)         (h)          (i)
                                                                                         Securities
                                                            Other Annual   Restricted    Underlying                All Other
  Name and Principal       Fiscal                           Compensation     Stock        Options/     LTIP      Compensation
       Position             Year    Salary ($)   Bonus ($)     ($) (1)     Award(s)($)    SARs(#)     Payouts         ($)
       --------             ----    ----------   ---------     -------     -----------    -------     -------         ---
Robert A. Carlson -         1996    $196,000     $176,000         --          --             --         --       $58,295 (2)
President and Chief         1995     263,000           --         --          --        250,000 (5)     --        59,071 (2)
Executive Officer           1994     275,000           --         --          --        138,983 (4)     --        66,324 (2)
Richard A. Schneider -      1996     124,000       96,000         --          --             --         --         7,454 (3)
Executive Vice President,   1995     152,000        8,500         --          --        125,000 (5)     --         7,630 (3)
Treasurer and Secretary     1994     149,000           --         --          --         94,389 (4)     --        12,426 (3)


------------------------

(1) The aggregate amount of all perquisites and other personal benefits paid to any Named Executive is not greater than either $50,000 or 10% of the total of the annual salary and bonus reported for such Named Executive.

(2) Includes $59,022, $59,071 and $58,295 of life insurance premiums paid on term life and split dollar policies by the Company on behalf of Mr. Carlson in each of the years 1994, 1995 and 1996, respectively, as well as $7,302, $0 and $0 of matching contributions made by the Company under the 401(k) deferred compensation plan and $0, $0 and $0 of matching contributions made by the Company under the profit sharing portion of such plan for the benefit of Mr. Carlson for each of the years 1994, 1995 and 1996, respectively.

(3) Includes $7,603, $7,630 and $7,454 of life insurance premiums paid on term life and split dollar policies by the Company on behalf of Mr. Schneider in each of the years 1994, 1995 and 1996, respectively, as well as $4,823, $0 and $0 of matching contributions made by the Company under the 401(k) deferred compensation plan and $0, $0 and $0 of matching contributions made by the Company under the profit sharing portion of such plan for the benefit of Mr. Schneider for each of the years 1994, 1995 and 1996, respectively.

(4) Options to acquire shares of Common Stock that were granted in fiscal year 1994. At the same time, options for Mr. Carlson (102,951 shares) and Mr. Schneider (54,996 shares) were canceled.

(5) Options to acquire shares of Common Stock that were granted in fiscal year 1995. At the same time, options for Mr. Carlson (214,485 shares) and Mr. Schneider (95,327 shares) were canceled.

Stock Options
-------------

The table below summarizes the options granted to the Named Executives in 1996 and their potential realizable values.

                           Option/SAR Grants in 1996
                           -------------------------

                                                                                             Potential Realizable Value of
                                                                                                    Assumed Annual
                                                                                                 Rates of Stock Price
                                                                                                     Appreciation
                                         Individual Grants                                        for Option Term 1
                                         -----------------                                        -----------------

         (a)                          (b)           (c)             (d)            (e)              (f)      (g)

                               Number of     % of Total
                               Securities    Options/SARs
                               Underlying    Granted to
                               Options/SARs  Employees in   Exercise or Base
Name                           Granted (#)   Fiscal Year      Price ($/Sh)   Expiration Date      5%($)    10%($)
----                           -----------   -----------      ------------   ---------------      -----    ------

Robert A. Carlson
                                  -0-            N/A              N/A             N/A              N/A      N/A
President and
Chief Executive Officer

Richard A. Schneider              -0-            N/A              N/A             N/A              N/A      N/A
Executive Vice President
Treasurer and Secretary

________________________



The table below summarizes the exercise of stock options during 1996 for the Named Executives.

      Aggregated Option/SAR Exercises in 1996 and FY-End Option/SAR Values
      --------------------------------------------------------------------

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

                                Shares
                                Acquired on    Value         Exercisable/       Exercisable/
Name                            Exercise       Realized($)   Unexercisable      Unexercisable(1)
----                            --------       -----------   -------------      ----------------

Robert A. Carlson -             -0-            $0            125,000/125,000    $156,250/$156,250
President and Chief
Executive Officer

Richard A. Schneider -          -0-            $0             62,500/62,500      $78,125/$78,125
Executive Vice President
Treasurer and Secretary



------------------------

(1) Market price at December 31, 1996 minus exercise price times the number of shares underlying the unexercised options.

Supplemental Retirement Plan
----------------------------

The Company terminated its non-qualified Supplemental Retirement Plan (the "SERP") on December 19, 1996. On August 7, 1996, the Company and Mr. Schneider agreed on the termination of Mr. Schneider's status as an eligible participant under the SERP and the redemption of his interest in the SERP by the Company at a redemption price of $150,000, which represented a discount of approximately 60% from the actuarial equivalent lump sum value of his accrued benefit under the SERP as of February 29, 1996. On December 19, 1996, the Company and Mr. Carlson agreed on the termination of Mr. Carlson's status as an eligible participant under the SERP and the redemption of Mr. Carlson's interest in the SERP by the Company at a redemption price of $800,000, payable quarterly in four equal installments of $200,000 beginning on February 17, 1997. It is estimated that Messrs. Carlson and Schneider, who have 12 and 8 years of credited service, respectively, would have received each year at normal retirement age annual amounts under the SERP of $131,296 and $65,103, respectively.




Employment and Change in Control Agreements
-------------------------------------------

The Company entered into an Employment Agreement with Robert A. Carlson as of January 1, 1997. Pursuant to the employment agreement with Mr. Carlson, the term of his employment commenced on January 1, 1997 and will continue until December 31, 1997 unless extended by Mr. Carlson for a period of one year on or within 30 days prior to each of January 1, 1998 and January 1, 1999 (each an "Extension Date"). Mr. Carlson will be paid salary at a rate of $260,000 per annum which represents a 25% increase in salary from the prior year's level. Assuming that the Company attains certain annual targets, the Company will also pay Mr. Carlson an annual bonus equal to 50% of his salary. The employment agreement with Mr. Carlson also provides that the Company will pay Mr. Carlson $50,000 on each January 15, 1998 and January 15, 1999 if Mr. Carlson continues to serve as Chairman of the Company on each such Extension Date, and an additional $50,000 if Mr. Carlson continues to service as Chief Executive Officer of the Company on each such Extension Date (collectively referred to as the "Executive Bonus"). Mr. Carlson will be eligible to participate in all employee benefit programs. The employment agreement with Mr. Carlson also provides that in the event the Company decides to terminate Mr. Carlson's employment without cause he is entitled to a payment of a pro rata share of unused vacation for the full year plus a pro rata share of his bonus under the Company Bonus Plan, if the Board in its sole discretion so determines, plus a severance payment of the Executive Bonus on the dates he would otherwise be entitled to receive the Executive Bonus. In the event the Company decides to terminate Mr. Carlson's employment without cause prior to November 31, 1997 he is entitled to either his salary for the remainder of the term under the agreement or one year's salary, whichever is greater. If the Company decides to terminated Mr. Carlson's employment for cause, the Company will provide 20 days written notice, and reason for the termination. Mr. Carlson will have those 20 days to effect a cure to the Company's satisfaction.

The Company entered into an Employment Agreement with Richard A. Schneider on October 16, 1995 which was amended as of August 8, 1996 and January 2, 1997. Pursuant to the employment agreement with Mr. Schneider, the term of his employment commenced on October 16, 1995 and will continue until October 16, 1997. Mr. Schneider will be paid salary at a rate of $180,000 per annum which represents a 25% increase in salary from the prior year's level. Assuming the Company attains certain annual targets, the Company will also pay Mr. Schneider an annual bonus equal to 40% of his salary. Mr. Schneider will be eligible to participate in all employee benefit programs, and in 1995 was granted options to purchase 125,000 shares of Common Stock at a per share exercise price of $2.50 (such options to replace 100,000 previously issued options which were canceled). The employment agreement with Mr. Schneider also provides that in the event the Company terminates Mr. Schneider's employment without cause, Mr. Schneider will be entitled to a severance payment of either his salary for the remainder of the term under the agreement or one year's salary, whichever is greater, and a severance payment of a pro rata share of unused vacation for the full year plus a pro rata share of his bonus under the Company Bonus Plan, if the Board in its sole discretion so determines. If the Company decides to terminate Mr. Schneider's employment for cause, the Company has agreed to provide 20 days written notice, and reason for the termination. Mr. Schneider will have those 20 days to effect a cure to the Company's satisfaction.

Director Compensation
---------------------

During 1996, each director who was not also an officer of the Company was paid an annual retainer of $15,000, plus $2,500 for each committee that a director serves on, plus a uniform fee of $1,000 for each Board and committee meeting attended in person. During 1996, directors who were also officers of the Company received no remuneration for attendance at Board and committee meetings.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

During the fiscal year ended December 31, 1996, the members of the Compensation Committee were Charles S. Holmes (Chairman), Stephen A. Barre and Edward Hennessy, Jr. During fiscal year 1996 and formerly, none of such persons was an officer of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a director of the Company. In addition, during the fiscal year ended December 31, 1996, no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.


Item 12.
Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

The following table sets forth information concerning persons or groups who are known by the Company to be the beneficial owners of more than 5% of the Common Stock as of March 11, 1997. The information in the table below is based upon information furnished to the Company by such persons and statements filed with the Securities and Exchange Commission.

                                         Number of Shares of
                                             Common Stock          Percent of
Name and Address of Beneficial Owner     Beneficially Owned(1)    Common Stock
------------------------------------     ---------------------    ------------

Charles S. Holmes
P.O. Box 2850
Southampton, NY  11969(2)                     3,212,000              29.0%

Pioneering Management Corporation
60 State Street
Boston, MA  02114(3)                            579,000               6.4%

Fundamental Management Corporation
4000 Hollywood Boulevard
Suite 610N
Hollywood, FL  33021(4)                       1,150,636              11.8%


------------------------

1) To the knowledge of the Company, beneficial owners named in the above table have sole voting power with respect to the shares listed opposite their names.

2) Mr. Holmes is a director of the Company. These shares are comprised of 1,000,000 shares of Common Stock, 1,700,000 shares underlying certain Warrants exercisable at $2.50 per share and 300,000 shares underlying certain Warrants exercisable at $3.00 per share, owned by Mr. Holmes; and 175,000 shares of Common Stock and 37,000 shares underlying Warrants exercisable at $2.50 per share owned by a friend of Mr. Holmes.
     The ownership percentage is calculated as if such Warrants and Notes had been converted as of March 11, 1997.

3) These shares are reportedly owned by a passive investor. Pioneering Management Corporation is the investment company advisor of such investor and is registered under Section 203 of the Investment Advisers Act of 1940.

4) These shares are reportedly owned by various limited partnerships, of which Fundamental Management Corporation is the general partner. C. Shelton James, a director of the Company, is the President and a director of Fundamental Management Corporation. These shares are composed of 400,636 shares of Common Stock, 250,000 shares underlying certain Warrants exercisable at $2.50 per share and 500,000 shares underlying $1,000,000 of Notes convertible into shares at $2.00 per share. Excludes 14,793 shares of Common Stock owned by Mr. James as to which shares Fundamental Management Corporation disclaims beneficial ownership. The ownership percentage is calculated as if such Warrants and Notes had been converted as of March 11, 1997 by Fundamental Management Corporation.


Shares of Common Stock beneficially owned as of March 11, 1997 by each director and executive officer of the Company and by all directors and executive officers of the Company as a group are set forth in the following table. This table is based upon information furnished to the Company by such persons and statements filed with the Securities and Exchange Commission.

                        Beneficial Ownership of Shares(1)

                                         Number of Shares of
                                             Common Stock         Percent of
Name                                     Beneficially Owned(2)  Common Stock(3)
----                                     -------------------    -------------

Robert A. Carlson                              100,467              1.11%
Stephen A. Barre                                17,654                --
Edward L. Hennessy, Jr.                            -0-                --
Charles S. Holmes(4)                         1,000,000             11.08%
C. Shelton James(5)                             14,793                --
Dennis McCarthy                                    -0-                --
Richard A. Schneider                            16,812                --
All directors and officers as a group
(7 persons)                                  1,149,726             12.74%

------------------------

--  =  Less than 1%

1) Directors and executive officers have sole voting power and sole investment power with respect to the shares listed opposite their names.

2) Excludes options exercisable within 60 days of March 11, 1997 for such persons as follows: Mr. Carlson, 125,000, Mr. Barre, 3,120; Mr. Hennessy, -0-; Mr. Holmes, -0-; Mr. James, 7,401; Mr. McCarthy, -0-; Mr. Schneider, 62,500; and all directors and officers as a group, 198,021.

3) The percentages of Common Stock outstanding are based on 9,032,437 shares outstanding on March 11, 1997.

4) Excludes Warrants to purchase 2,000,000 shares of Common Stock owned by Mr. Holmes and 175,000 shares of Common Stock and Warrants to purchase 37,000 shares of Common Stock owned by a friend of Mr. Holmes.

5) Excludes 400,636 shares of Common Stock, Warrants to purchase 250,000 shares of Common Stock and Notes convertible into 500,000 shares of Common Stock owned by various limited partnerships of which Fundamental Management Corporation, an investment company of which Mr. James is President and a director, as to which shares Mr. James shares voting and dispositive power.



Item 13.
Certain Relationships and Related Transactions
----------------------------------------------

Charles S. Holmes, a director of the Company, purchased $2,000,000 principal amount of Notes and Warrants (the "Units") to purchase 500,000 shares of Common Stock issued pursuant to the private placement (the "Investment Transaction") of the Units by the Company in exchange for the 12% Subordinated Promissory Notes of the Company held by him in the aggregate principal amount of $2,000,000. Mr. Holmes also received an additional 1,200,000 Warrants for past advisory services in connection with the Investment Transaction and the engagement of Commonwealth Associates as the Company's placement agent. Pursuant to an agreement between Mr. Holmes and the Company on May 9, 1996, which provided for the immediate grant to Mr. Holmes of warrants to purchase 300,000 shares of Common Stock at any time and from time to time on or before February 15, 2002 at an exercise price of $3.00 per share, subject to adjustment in certain events, Mr. Holmes converted the Notes held by him in the aggregate principal amount of $2,000,000 into one million shares of Common Stock which he currently owns.

C. Shelton James, a director of the Company, is the president and a director of Active Investors II, Ltd. ("Active Investors"), a company which, together with certain affiliated limited partnerships, currently owns shares of Common Stock of the Company. In connection with the Investment Transaction, Active Investors purchased 900 Units from the Company in exchange for 12% Subordinated Promissory Notes of the Company held by him in the aggregate principal amount of $900,000. On May 2, 1996 Active Investors purchased additional Notes in the aggregate principal amount of $100,000 and Warrants to purchase 25,000 shares of Common Stock.

In connection with the Investment Transaction, the Company agreed to use its best efforts to cause the resignation of two then-current members of the Board of Directors and cause to be elected as directors two individuals acceptable to the Company and who are designed by the investors, including one designated solely by Mr. Holmes and one designated solely by Active Investors. Dennis McCarthy was designated to serve in such capacity by Mr. Holmes, while Edward L. Hennessy, Jr. was designated to serve in such capacity by Active Investors, and each became a director of the Company on March 6, 1996.

                                     PART IV

Item 14.
Exhibits, Financial Statement Schedules and Reports on Form 8-K
---------------------------------------------------------------

(a)  Financial Statements and Financial Statement Schedules
     ------------------------------------------------------

     The consolidated financial statements and schedules listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

        3(i) Restated Certificate of Incorporation of NAI Technologies, Inc. filed with the Secretary of State of the State of New York on August 19, 1991 (filed with the Commission as Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

        3(ii) Certificate of Amendment to the Certificate of Incorporation of the Registrant, as filed with the New York Secretary of State on February 2, 1996 (filed with the Commission as
                   Exhibit 3 to the Company's Report on Form 8-K dated February 15, 1996).

        3(iii) Certificate of Amendment of the Certificate of Incorporation of NAI Technologies, Inc. filed with the Secretary of State of the State of New York on August 7, 1996 (filed with the Commission as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28,
                   1996).

        4(i) Form of 12% Convertible Subordinated Promissory Note, due January 15, 2001, of the Registrant (filed with the Commission as Exhibit 1 to the Company's Report on Form 8-K dated February 15, 1996).

        4(ii) Form of Warrant to Purchase Common Stock of the Registrant, on or before February 15, 2002 (filed with the Commission as Exhibit 2 to the Company's Report on Form 8-K dated February 15, 1996).

        4(iii) Registration Rights Agreement, dated as of February 13, 1996, between the Registrant and the Investors (filed with the Commission as Exhibit 4 to the Company's Report on Form 8-K dated February 15, 1996).

        4(iv) Indenture, dated as of July 15, 1996, between NAI Technologies, Inc. and First Trust National Association, as Trustee (filed with the Commission as Exhibit 4(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

        4(v) Warrant Agreement, dated as of August 26, 1996, between NAI Technologies, Inc. and American Stock Transfer & Trust Company (filed with the Commission as

                   Exhibit 4(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

        10(i) Placement Agency Agreement, dated as of December 15, 1995, between Commonwealth Associates and the Registrant (filed with the Commission as Exhibit 5 to the Company's Report on Form 8-K dated February 15, 1996).

        10(ii) Fourth Amendment to Amended and Restated Credit Agreement, dated as of January 5, 1996, among the Registrant, Chemical Bank, a New York banking corporation, ("Chemical"), The Bank of New York, a New York banking corporation ("BNY"), and each of the other financial institutions which from time to time becomes a party thereto (together with Chemical and BNY, the "Banks"), BNY, as administrative agent (the "Administrative Agent"), and Chemical as collateral agent (the "Collateral Agent") (filed with the Commission as Exhibit 6 to the Company's Report on Form 8-K dated February 15, 1996).

        10(iii) Fifth Amendment, dated as of February 13, 1996, to Amended and Restated Credit Agreement, dated as of April 12, 1995, as previously amended, among the Registrant, the Banks, the Administrative Agent and the Collateral Agent (filed with the Commission as Exhibit 7 to the Company's Report on Form 8-K dated February 15, 1996).

        10(iv) Amendment No. 1 to Registration Rights Agreement, dated as of February 13, 1996 (the "Registration Rights Amendment"), to that certain Registration Rights Agreement, dated as of April 12, 1995, as amended, between the Registrant, BNY and Chemical (filed with the Commission as Exhibit 8 to the Company's Report on Form 8-K dated February 15, 1996).

        10(v) Letter Agreement, dated May 9, 1996, between Charles S. Holmes and the Company (filed with the Commission as Exhibit 1 to the Company's Report on Form 8-K dated May 9, 1996).

        10(vi) Amendment No. 1 to Employment Agreement, entered into as of August 8, 1996, between NAI Technologies, Inc. and Richard A. Schneider (filed with the Commission as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

        10(vii) Settlement Agreement and Release, entered into as of August 8, 1996, between NAI Technologies, Inc. and Richard A. Schneider (filed with the Commission as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

        10(viii) 1996 Stock Option Plan (filed with the Commission as Exhibit 10(iii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

        10(ix) 1993 Stock Option Plan for Directors, as amended (filed with the Commission as Exhibit 10(iv) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

        10(x) Employment Agreement, entered into as of January 1, 1997, between NAI Technologies, Inc. and Robert A. Carlson.

        10(xi) Amendment No. 2 to Employment Agreement, entered into as of January 2, 1997, between NAI Technologies, Inc. and Richard
                   A. Schneider.

        10(xii) Settlement Agreement and Release, entered into as of December 19, 1996, between NAI Technologies, Inc. and Robert A. Carlson.

        11         Statement re: Computation of Per Share Earnings.

        17(i) Resignation letter of Robert D. Rosenthal, dated December 13, 1995, resigning from the Board of Directors of the Registrant (filed with the Commission as Exhibit 9 to the Company's Report on Form 8-K dated February 15, 1996).

        17(ii) Resignation letter of John M. May, dated February 13, 1996, resigning from the Board of Directors of the Registrant (filed with the Commission as Exhibit 10 to the Company's Report on Form 8-K dated February 15, 1996).

        21         List of Subsidiaries.

        23         Accountants' Consent.

        27         Financial Data Schedules (Edgar filing only).

        99(i) Press Release, dated February 15, 1996, describing the closing of the Investment Transaction and the Amendment (filed with the Commission as Exhibit 11 to the Company's Report on Form 8-K dated February 15, 1996).

        99(ii) Pro Forma Consolidated Balance Sheets as of April 27, 1996 of NAI Technologies, Inc. and Subsidiaries (filed with the Commission as Exhibit 2 to the Company's Report on Form 8-K dated May 9, 1996).

(d)  Not applicable.

                              S I G N A T U R E S
                              -------------------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NAI TECHNOLOGIES, INC.


                                              /s/ Richard A. Schneider
                                           By:____________________________
                                              Richard A. Schneider
Date:  March 11, 1997                         Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                          Title                         Date
---------                          -----                         ----


/s/ Robert A. Carlson
_____________________________       Chairman, Chief Executive     March 11, 1997
Robert A. Carlson                   Officer and Director
                                   (Chief Executive Officer)


/s/ Stephen Barre
_____________________________       Director                      March 11, 1997
Stephen Barre


/s/ Edward L. Hennessy, Jr.
_____________________________       Director                      March 11, 1997
Edward L. Hennessy, Jr.


/s/ Charles S. Holmes
_____________________________       Director                      March 11, 1997
Charles S. Holmes


/s/ C. Shelton James
_____________________________       Director                      March 11, 1997
C. Shelton James


/s/ Dennis McCarthy
_____________________________       Director                      March 11, 1997
Dennis McCarthy


/s/ Richard A. Schneider
_____________________________       Executive Vice President,     March 11, 1997
Richard A. Schneider                Chief Financial Officer,
                                    Treasurer, Secretary and
                                    Director (Chief Financial and
                                    Accounting Officer)

                    STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as .................   'r'
The British pound sterling sign shall be expressed as..................   'L'

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                            Page
                                                                            ----
Independent Auditors' Report                                                F-2

Consolidated Balance Sheets at December 31, 1996 and 1995                   F-3

Consolidated Statements of Operations - Years ended                         F-4
        December 31, 1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity -                           F-5
        Years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows - Years ended                         F-6
        December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                                  F-7

Independent Auditors' Report                                                F-29

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
and Stockholders
NAI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NAI Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAI Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Boulder, Colorado
February 7, 1997

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                                  December 31,
(in thousands, except share amounts)                            1996        1995
----------------------------------------------------------------------------------
ASSETS
Current Assets:
        Cash and cash equivalents                            $  2,727    $  2,605
        Accounts receivable, net                               12,693      13,735
        Inventories, net                                       10,270      11,995
        Deferred tax asset                                        173         384
        Other current assets                                      597         813
----------------------------------------------------------------------------------
               Total current assets                            26,460      29,532
----------------------------------------------------------------------------------

Property, plant and equipment, net                              3,523       5,351
Excess of cost over fair value of net assets acquired, net      9,707      10,339
Notes receivable                                                 --         1,190
Other assets                                                    1,681       1,600
----------------------------------------------------------------------------------
               Total assets                                  $ 41,371    $ 48,012
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                     $  6,907    $  9,797
        Current installments of long-term debt                    158       2,177
        Accrued payroll and commissions                           680         768
        Other accrued expenses                                  3,894       6,376
        Income taxes payable                                      580         370
----------------------------------------------------------------------------------
        Total current liabilities                              12,219      19,488
----------------------------------------------------------------------------------

Long-term debt                                                 12,224      15,573
Other accrued expenses                                            912       2,481
Deferred income taxes                                              36         384
----------------------------------------------------------------------------------
        Total liabilities                                      25,391      37,926
----------------------------------------------------------------------------------
Commitments and contingent liabilities
----------------------------------------------------------------------------------

Shareholders' Equity:
        Capital Stock:
               Preferred stock, no par value, 2,000,000
                 shares authorized and unissued                  --          --
               Common stock, $.10 par value, 25,000,000
                 shares authorized; shares issued:
                 9,016,937 in 1996 and 7,459,437 in 1995          902         746
        Capital in excess of par value                         19,217      16,162
        Foreign currency translation adjustment                   313          43
        Retained earnings                                      (4,452)     (6,865)
----------------------------------------------------------------------------------
               Total shareholders' equity                      15,980      10,086
----------------------------------------------------------------------------------
               Total liabilities and shareholders' equity    $ 41,371    $ 48,012
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Years ended December 31,
(in thousands except per share amounts)          1996        1995        1994
------------------------------------------------------------------------------
Net sales                                     $ 68,207    $ 60,008    $ 54,520
------------------------------------------------------------------------------
Cost of sales                                   52,712      55,100      44,254
------------------------------------------------------------------------------
Gross margin                                    15,495       4,908      10,266
------------------------------------------------------------------------------

Selling expenses                                 4,192       4,971       7,490
General and administrative expenses              5,242       6,517       6,313
Research and development costs                   1,639       1,807       3,214
Restructuring expenses                            --          --         7,321
Other (income) expense                            (885)        488         517
------------------------------------------------------------------------------
Total expenses, net                             10,188      13,783      24,855
------------------------------------------------------------------------------
Operating earnings (loss)                        5,307      (8,875)    (14,589)
------------------------------------------------------------------------------

Non-operating income (expense):
        Other                                       15        --          --
        Amortization of deferred debt costs       (456)       (895)       --
        Interest income                            152         195          83
        Interest expense                        (2,209)     (1,667)     (1,477)
------------------------------------------------------------------------------
                                                (2,498)     (2,367)     (1,394)
------------------------------------------------------------------------------

Earnings (loss) before income taxes              2,809     (11,242)    (15,983)
Income tax expense (benefit)                       396         377      (4,392)
------------------------------------------------------------------------------
Net earnings (loss)                           $  2,413    ($11,619)   ($11,591)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Earnings (loss) per common share              $   0.28    ($  1.57)   ($  1.69)
------------------------------------------------------------------------------
------------------------------------------------------------------------------



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                                                 Capital                                               Total
                                                      Common     in excess   Note           Translation    Retained    shareholders'
(in thousands)                                        stock      of par      receivable     adjustment     earnings    equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1994                             $    651   $ 12,096      ($ 12)        ($ 54)          $ 17,912    $ 30,593
        Net (loss)                                        --         --         --            --           (11,591)    (11,591)
        4% common stock dividend                          26      1,541         --            --            (1,567)         --
        Foreign currency translation adjustment           --         --         --           161                --         161
        Sale of common stock                              36        964         --            --                --       1,000
        Tax benefit from exercise of employee
          stock options                                   --         23         --            --                --          23
        Exercise of employee stock options and
          purchases under stock purchase plan              4        106         --            --                --         110
                                                     ------------------------------------------------------------------------------

Balance December 31, 1994                                717     14,730        (12)          107             4,754      20,296
        Net (loss)                                        --         --         --            --           (11,619)    (11,619)
        Foreign currency translation adjustment           --         --         --           (64)               --         (64)
        Common stock issued in debt restructuring         25        475         --            --                --         500
        Issuance of stock warrants in connection          --        913         --            --                --         913
          with debt offering
        Exercise of employee stock options and
          purchases under stock purchase plan              4         56         --            --                --          60
                                                     ------------------------------------------------------------------------------

Balance December 31, 1995                                746     16,174        (12)           43           (6,865)      10,086

        Net earnings                                      --         --         --            --             2,413       2,413
        Foreign currency translation adjustment           --         --         --           270                --         270
        Issuance of stock warrants in connection          --      1,060         --            --                --       1,060
          with debt offering
        Payment of note receivable                        --         --         12            --                --          12
        Conversion of convertible debt, net
         of issuance costs                               156      1,983         --            --                --       2,139
                                                     ------------------------------------------------------------------------------

Balance December 31, 1996                           $    902   $ 19,217       $ -0-         $313          ($ 4,452)   $ 15,980
                                                     ------------------------------------------------------------------------------
                                                     ------------------------------------------------------------------------------



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Years ended December 31,
(in thousands)                                                                     1996      1995         1994
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
        Net earnings (loss)                                                   $  2,413    ($11,619)   ($11,591)
        Adjustments to reconcile net earnings (loss) to cash (used in)
          provided by operating activities:
        Depreciation and amortization                                            2,548       2,979       2,435
        Loss (gain) on disposal of property, plant and equipment                (1,492)          1       2,298
        Provision for inventory obsolescence                                        88       2,248       2,031
        Loss on sale of notes receivable                                            89          --          --
        Tax benefit from exercise of employee stock options                         --          --          23
        Changes in operating assets and liabilities, excluding effects from acquisitions, dispositions and foreign currency adjustments:
               Accounts receivable                                                 648      (1,227)      2,534
               Inventories                                                       1,543        (191)        879
               Accounts payable and other accrued expenses                      (6,965)      3,545       4,215
               Income taxes                                                         73       4,328      (2,775)
               Other, net                                                         (594)         57         (82)
---------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                             (1,649)        121         (33)
---------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
        Contingent payment on purchase of KMS Advanced Products                     --        (103)       (189)
        Purchase of property, plant and equipment                                 (566)       (886)       (935)
        Proceeds from sale of division,  property, plant and equipment           2,990         443       1,053
---------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                              2,424        (546)        (71)
---------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
        Issuances of notes payable                                                 590           6       8,636
        Issuances of 12% convertible notes                                       5,842       2,500          --
        Payments of notes payable                                                 (590)       (133)     (5,283)
        Payments for debt restructuring                                             --        (345)         --
        Payments of long-term debt                                              (7,856)       (656)     (4,777)
        Receipts on notes receivable                                             1,113          --         223
        Proceeds from exercise of stock options and stock purchase plan             --          60         110
        Proceeds from sale of common stock                                          --          --       1,000
---------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                               (901)      1,432         (91)
---------------------------------------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash                                  248         (60)        136
---------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                               122         947         (59)
Cash and cash equivalents at beginning of year                                   2,605       1,658       1,717
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $  2,727    $  2,605    $  1,658
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
        Cash paid for (received):
               Interest                                                       $  2,238    $  1,506    $  1,462
               Income taxes                                                        398      (4,697)       (773)
        Non-cash investing and financing activities:
               Common stock issued in debt restructuring                            --         500          --
               Notes receivable from sale of property, plant and equipment          --       1,190          --
               Conversion of 12% notes into common stock                         2,139          --          --
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

1.      SUMMARY OF ACCOUNTING POLICIES

Description of Business: NAI Technologies designs, manufactures and markets rugged computer systems, advanced peripheral products, high performance workstations, TEMPEST computer systems and telecommunications test equipment and transmission products, and integrated systems for defense, military, government-related and commercial businesses. The Company's customer base includes commercial markets requiring rugged, mobile computer and communications systems, U.S. and foreign armed services and intelligence agencies, and the regional Bell operating companies and independent telephone companies. Net sales to the U.S. Government for the years ended December 31, 1996, 1995 and 1994 were $20,619,000, $22,665,000 and $21,819,000, respectively.

Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Financial Statement Reclassification: Certain reclassifications have been made to prior years' financial statements to conform to the 1996 presentation.

Cash equivalents: The Company classifies investments that are readily convertible into cash, and have original maturities of three months or less, as cash equivalents.

Inventories: Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Work in process is stated at total costs incurred, reduced by estimated costs of units delivered, not in excess of net realizable value. The Company's business is characterized by rapid change that frequently results in product obsolescence. The Company continually reviews its on-hand quantities and compares such to current business levels and future expectations regarding usage. Adjustments to the carrying values of inventory are made when considered necessary.

Property, Plant and Equipment: Property, plant and equipment are recorded at historical cost. Depreciation and amortization have been computed using the straight-line method over the following estimated useful lives of the assets: equipment and furniture and fixtures, generally -- 2 to 10 years, and buildings -- 30 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the lease term.

Excess of Cost over Fair Value of Net Assets Acquired: The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight line basis over a period of twenty years. The Company reviews the significant assumptions that underlie the twenty-year amortization period on a quarterly basis and will shorten the amortization period if considered necessary. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results. Accumulated amortization was approximately $2,362,000 and $1,730,000 at December 31, 1996 and 1995, respectively. The amortization expense associated with these amounts is included in other operating expense in the consolidated statements of operations and amounted to $632,000, $630,000 and $620,000 in 1996, 1995 and
1994, respectively.

Long-lived assets: In fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

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

Income Taxes: Income taxes are determined based on the use of the asset and liability approach for financial accounting and reporting of income taxes in accordance with statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes." Under this method, deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.

Earnings (Loss) Per Share: Earnings (loss) per share is computed based upon the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of dilutive common stock options, common stock subscribed to under the Employee Stock Purchase Plan and common stock warrants, net of assumed buy-back. The computation of fully diluted earnings (loss) per share does not materially differ from that presented in the consolidated statements of operations. Earnings (loss) per share amounts are based on 8,570,000, 7,382,000 and 6,850,000 average shares outstanding (including common stock equivalents) for 1996, 1995 and 1994, respectively.

2.      ACCOUNTS RECEIVABLE

        Accounts receivable at December 31 consisted of the following:


        (in thousands)                                          1996         1995
        -----------------------------------------------------------------------------
        Amounts receivable from United States Government:
           Amounts billed                                       $ 3,891     $ 3,764
           Unbilled contract receivables                             47       2,004
        -----------------------------------------------------------------------------
                                                                  3,938       5,768
        Amounts receivable from others:
           Amounts billed                                         8,564       7,729
           Unbilled contract receivables                            449         380
        -----------------------------------------------------------------------------
                                                                  9,013       8,109
        -----------------------------------------------------------------------------

                                                                 12,951      13,877
        Allowance for doubtful accounts                            (258)       (142)
        -----------------------------------------------------------------------------
                                                                $12,693     $13,735
        -----------------------------------------------------------------------------
        -----------------------------------------------------------------------------


        Unbilled contract receivables represent revenue earned but not yet billed to customers at year end. The Company expects that substantially all of these amounts will be billed and collected within one year.

3.      INVENTORIES

        Inventories at December 31, summarized by major classification, were as follows:


        (in thousands)                       1996        1995
        ------------------------------------------------------
        Raw materials and components     $  8,567    $ 11,695

        Work-in-process                     3,010       4,121

        Finished goods                      1,204         477

        Allowance for obsolescence         (2,403)     (3,536)

        Unliquidated progress payments       (108)       (762)
        ------------------------------------------------------
                                         $ 10,270    $ 11,995
        ------------------------------------------------------
        ------------------------------------------------------



4.      OTHER CURRENT ASSETS

        Other current assets at December 31 consisted of the following:


        (in thousands)                      1996       1995
        ------------------------------------------------------
        Prepaid insurance                $    249    $    219

        Other prepaid expenses                348         594
        ------------------------------------------------------
                                         $    597    $    813
        ------------------------------------------------------
        ------------------------------------------------------



5.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31 consisted of the following:


        (in thousands)                                      1996        1995
        ----------------------------------------------------------------------
        Land                                             $    300    $  1,306

        Buildings                                           1,900       1,900

        Machinery and equipment                             7,807       8,829

        Furniture and fixtures                                681         679

        Leasehold improvements                                404         317
        ----------------------------------------------------------------------

                                                           11,092      13,031

        Less accumulated depreciation and amortization     (7,569)     (7,680)
        ----------------------------------------------------------------------

                                                         $  3,523    $  5,351
        ----------------------------------------------------------------------
        ----------------------------------------------------------------------


6.      RESTRUCTURING

        On April 8, 1994 the Company announced that as part of its transition from the design and manufacture of computer peripherals toward both producing and integrating computer systems, it would close its Hauppauge, New York based Military Products Division and transfer the division's operations to its Codar facility in Longmont, Colorado. As a direct result of the above, the Company recorded a $9,500,000 charge in 1994, of which $7,300,000 was classified as a restructuring charge and $2,200,000 was charged to cost of sales. The major components of the $7,300,000 restructuring charge relate to employee expense ($2,731,000), disposition of assets ($2,000,000), inventory write downs on discontinued products ($1,120,000), idle facility costs ($590,000) and lease termination costs ($370,000). The major components of the $2,200,000 charge to cost of sales pertain to inventory write-offs related primarily to excess start-up costs associated with the NST-II production. The transfer of operations to Colorado was substantially completed by the fourth quarter of 1994.

7.      OTHER ACCRUED EXPENSES - CURRENT

        Other accrued expenses - current at December 31, 1996, consisted of the following:


        (in thousands)                                       1996     1995
        -------------------------------------------------------------------
        Supplemental retirement                            $  800   $   --
        Customer advances                                      --    1,143
        Employee benefits                                     949      756
        Restructuring                                          39      153
        Insurance payable                                     164      168
        Purchase liabilities                                  257      453
        Warranty                                              688      658
        Deferred revenue                                      296      589
        Contract losses                                        58      583
        Taxes, other than income                              115      365
        Interest                                              134      162
        Moving expense                                         --      513
        Other                                                 394      833
        -------------------------------------------------------------------

                                                           $3,894   $6,376
        -------------------------------------------------------------------
        -------------------------------------------------------------------


8.      DEBT

        Long term debt at December 31 consisted of the following:


        (in thousands)                                                                    1996      1995
        ---------------------------------------------------------------------------------------------------
        Secured revolving credit with quarterly step-downs of
                $750,000 and interest at prime plus 1 3/4%
                (10% at December 31, 1996)                                            $  7,500    $ 15,175

        Notes payable, generally secured by specified machinery and equipment, with
                interest at rates ranging from 8.875% to 11.25%                            206         388

        12% Convertible Subordinated Promissory
          Notes due January 15, 2001                                                     5,227       2,500
        ---------------------------------------------------------------------------------------------------
                                                                                        12,933      18,063

        Original issue discount on 12% Notes                                              (551)       (313)
        Less current installments                                                         (158)     (2,177)
        ---------------------------------------------------------------------------------------------------

                                                                                      $ 12,224    $ 15,573
        ---------------------------------------------------------------------------------------------------
        ---------------------------------------------------------------------------------------------------


        Aggregate principal payments for the five years subsequent to December 31, 1996 are as follows (in thousands):

        1997            $   158
        1998              2,523
        1999              5,025
        2000                 --
        2001              5,227
                        -------
                        $12,933
                        -------
                        -------



        Effective February 15, 1996 the Company entered into an amendment to its credit agreement with its bank lenders which amended and extended the payment provisions contained therein and reset certain financial covenants on more favorable terms for the Company. The revised credit agreement provides for quarterly principal payments of $500,000, beginning on March 31, 1996, and payments of $750,000 beginning on March 31, 1997 and paid through December 31, 1998. The remaining principal balance is due on January 15, 1999. Interest is payable monthly at the rate of 1 3/4% above prime. The loan covenants require that the Company maintain certain minimum levels of net worth, current ratio and quick ratio. They also limit capital expenditures and the payment of cash dividends. As of December 31, 1996 the Company had made prepayments of $3,525,000. Accordingly, no payments are due in 1997.

        In November and December 1995, the Company borrowed an aggregate of $2,500,000 and agreed that the loans would be converted into convertible debt in conjunction with the anticipated sale of 12% Convertible Subordinated Promissory Notes. Such loans were recorded as Convertible Subordinated Promissory Notes as of December 31, 1995 in the Company's financial statements.

        On February 15, 1996, February 23, 1996, February 29, 1996 and May 2, 1996, the Company issued an aggregate of $8,342,000 of 12% Convertible Subordinated Promissory Notes due January 15, 2001 and warrants to purchase an aggregate of 2,085,500 shares of the Company's Common Stock. The Notes are convertible by the holders into shares of Common Stock at a conversion price equal to $2.00 per share.

Interest on the Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 1996. The Notes mature on January 15, 2001. The Notes may be prepaid by the Company without premium or penalty at any time after January 15, 1999. The Notes are unsecured obligations of the Company and contain certain restrictions on the Company a negative pledge of the Company's assets not otherwise encumbered by the holders of the senior indebtedness. As of December 31, 1996, $3,115,000 of such Notes had been converted into Common Stock.

In addition to the Warrants noted above, the Company issued 2,034,200 Warrants to the lead investor and placement agent. All Warrants entitle the holders thereof to purchase shares of Common Stock at any time and from time to time on or before February 15, 2002, at an exercise price equal to $2.50 per share of Common Stock. The Warrants are detachable and separately transferable. The Warrants were valued at $0.50 each. Such value was derived based upon an evaluation by an independent third party and included a review of both current and historical stock price data, the lack of liquidity afforded to the Warrants, the results of various quantitative methodologies, the Company's financial position and historical and projected cash flows. The Warrants issued in conjunction with the Notes are recorded as original issued discount on the Company's balance sheet. The Warrants issued to the lead investor and the placement agent are recorded as deferred debt costs and is included in other assets in the accompanying consolidated balance sheet.

On May 9, 1996, the Company entered into an agreement with Charles S. Holmes, a member of the Company's Board of Directors, that in consideration of his converting the Note in the aggregate unpaid principal amount of $2,000,000 held by him into 1,000,000 shares of Common stock, the Company would immediately issue warrants to purchase 300,000 shares of Common Stock at any time and from time to time on or before February 15, 2002 at an exercise price of $3.00 per share. The warrants were valued at $0.50 per warrant and the Company recorded a charge to operations of $150,000 in 1996.

The Company's U.K. subsidiary has a credit facility (sterling overdraft) with a U.K. bank. The credit facility amounts to 'L'600,000 (approximately
$1,028,000) and bears interest at 2 1/4 % above the U.K. base rate (6% at December 31, 1996). This facility is renewable in March 1997. The maximum month end borrowings under the credit facility during the years ended December 31, 1996 and 1995 were 'L'346,000 and 'L'84,000 (approximately $543,000 and
$130,000, respectively). The average short term borrowings for the years ended December 31, 1995 and 1994 were 'L'29,000 and 'L'19,000 (approximately
$50,000 and $30,000, respectively). The weighted average interest rate during the years ended December 31, 1996 and 1995 was 8.23% and 8.88%, respectively.

9.      OTHER ACCRUED EXPENSES - NON-CURRENT

        Other Accrued Expenses - non-current at December 31 consisted of the following:



        (in thousands)                         1996        1995
        --------------------------------------------------------
        Supplemental retirement plan            $ --      $1,235

        Other                                    439         748

        Deferred compensation                    473         498
        --------------------------------------------------------

                                                $912      $2,481
        --------------------------------------------------------
        --------------------------------------------------------



        The supplemental retirement plan is described in Note 13.


        In 1981, the Company entered into agreements with two former officers which provide for the payments to each of $25,000 per year, adjusted for the cumulative effects of inflation from inception of the agreement, over a period of 15 years. Such deferred compensation payments commenced on January 1, 1990. The 1997 payment to each of the former officers will be approximately $42,000.

10.     OTHER (INCOME) EXPENSE

        Other (Income) Expense for the years ended December 31, 1996, 1995 and 1994 are as follows:


        (in thousands)                       1996        1995      1994
        -----------------------------------------------------------------
        Gain on sale of division(1)        ($1,510)     $  --      $  --
        Amortization of goodwill               632        629        620
        Other                                   (7)      (141)      (103)
        -----------------------------------------------------------------
                                           ($  885)     $ 488      $ 517
        -----------------------------------------------------------------
        -----------------------------------------------------------------

        (1) In June 1996, the Company sold the assets of its Systems Integration division, which operated within the Codar Technology subsidiary.

11.     INCOME TAXES

        The Company and its domestic subsidiaries file a consolidated Federal income tax return. The provision for income taxes consisted of the following items:


        (in thousands)                                  1996          1995       1994
        --------------------------------------------------------------------------------
        Current:
               Federal                                  $  --         $ --      ($4,286)
               State                                       --           --           --
               Foreign                                    533          377         (446)
        --------------------------------------------------------------------------------

                                                          533          377       (4,732)
        --------------------------------------------------------------------------------
        Deferred:
               Federal                                     --           --          360
               State                                       --           --           --
               Foreign                                   (137)          --          (20)
        --------------------------------------------------------------------------------

                                                         (137)          --          340
        --------------------------------------------------------------------------------

        Total income tax expense (benefit)              $ 396         $377      ($4,392)
        --------------------------------------------------------------------------------
        --------------------------------------------------------------------------------



        The tax effects of temporary differences that gave rise to significant portions of the net deferred tax asset and (liability) at December 31, 1996, and 1995 are as follows:


        (in thousands)                                  1996               1995
        -------------------------------------------------------------------------
        Deferred tax assets current:

               Net operating loss carry forward        $ 3,389           $ 3,335
               AMT credit carry forward                    514               319
               Inventories                                 401             1,422
               Supplemental retirement                     204               317
               Accrued vacation                             81               146
               Deferred compensation                       186               195
               Other                                       392               276
               Plant and equipment                         109                --
               Valuation allowance                      (5,103)           (5,626)
        -------------------------------------------------------------------------

                                                       $   173           $   384
        -------------------------------------------------------------------------
        -------------------------------------------------------------------------

        Deferred tax liabilities non-current:

               Plant and equipment                     $  --             ($  384)
               Other                                     (36)                 --
        -------------------------------------------------------------------------

                                                         (36)               (384)
        -------------------------------------------------------------------------

                                                       $  137            $    --
        -------------------------------------------------------------------------
        -------------------------------------------------------------------------




        The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized through the realization of future taxable income.

The sources of the deferred tax provision and the related tax effect for the years ended December 31, 1996, 1995 and 1994 are as follows:



(in thousands)                                    1996        1995         1994
--------------------------------------------------------------------------------
Net operating loss carry forward              $   (54)     ($3,335)     $    --
AMT credit carry forward                         (196)         227         (545)
Accelerated depreciation for
  tax purposes                                   (493)          12         (142)
Decrease (increase) in inventory
  reserves                                      1,021       (1,066)         235
Deferred compensation                               9           41           (4)
Supplemental retirement                           113          (50)         (96)
Accrued restructure costs                          52          282         (333)
Accrued vacation                                   65          (19)         148
Other                                            (131)        (117)        (524)
Valuation allowance                              (523)       4,025        1,601
--------------------------------------------------------------------------------

                                              ($  137)     $    --      $   340
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



A reconciliation of the provision for income taxes computed at the Federal statutory rate to the actual provision for income taxes is as follows:


(in thousands)                                     1996       1995       1994
--------------------------------------------------------------------------------
Expected tax expense (benefit)                  $   955     ($3,822)    ($5,434)
Increases (decreases) resulting from:
  Adjustment of prior years' income taxes            --        (350)       (665)
  Non-deductible expenses                           214         278         167
  Other                                            (250)        246         (61)
  Change in valuation allowance                    (523)      4,025       1,601
--------------------------------------------------------------------------------

Actual income tax expense (benefit)             $   396     $   377     ($4,392)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




No provision has been recorded for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

12.     SHAREHOLDERS' EQUITY

The Company has three stock option plans - the 1991 Stock Option Plan, the 1993 Stock Option Plan for Directors, and the 1996 Stock Option Plan - which together cover 1,233,731 shares of common stock which may be issued pursuant to the plans to key employees and directors.

The 1991 Stock Option Plan covers 677,731 shares. Options under the 1991 Stock Option Plan are non-qualified stock options and are granted at the option price fixed by the Compensation Committee of the Board of Directors but in no event may the option price be less than the fair market value of a share of common stock on the date of grant. Options under the 1991 Stock Option Plan have such term as is fixed by the Compensation Committee but no option may be exercised during the first year after its date of grant or after the expiration of ten years from its date of grant.

The 1993 Stock Option Plan for Directors covers 156,000 shares. Options under the Directors' Plan are non-qualified stock options and are granted in increments of 5,000 shares upon each non-employee director's election or re-election to the Board of Directors. The option price is equal to the fair market value of a share of common stock on the date of grant. Options are granted for a term of ten years and become exercisable eleven months after their date of grant. In no event may an option be exercised after the expiration of the term of such option.

The 1996 Stock Option Plan covers 400,000 shares. Options under the 1996 Stock Option Plan are non-qualified stock options and are granted at the option price fixed by the Compensation Committee of the Board of Directors but in no event may the option price be less than the fair market value of a share of common stock on the date of grant. Options under the 1996 Stock Option Plan have such term as is fixed by the Compensation Committee but no option may be exercised during the first year after its date of grant or after the expiration of five years from its date of grant.

Full payment of the exercise price under all stock option plans may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise. The Company's policy is that such shares must have been acquired by the optionee at least six months prior to the exercise date. No options were exercised in 1996. In 1995 and 1994, all payments were made in cash.

In 1996, the Company adopted the disclosure-only alternative of SFAS no. 123, Accounting for Stock Based Compensation. The weighted-average fair value per option at the date of grant for options granted during 1996 and 1995 was $0.74 and $0.61, respectively. The weighted-average fair value per purchase right under the Employee Stock Purchase Plan was $0.74 for 1996 subscriptions. There were no subscriptions in 1995. The fair value was estimated using the Black-Scholes options pricing model and the following weighted-average assumptions:


                                                                1996        1995
--------------------------------------------------------------------------------
Expected dividend yield                                           0%          0%
Expected volatility                                              30%         30%
Risk-free interest rate                                           5%          5%
Expected term until exercise (years)                               3           3
--------------------------------------------------------------------------------



Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options awarded in 1996 and 1995 were as follows:


(thousands of dollars, except per share data)           1996            1995
--------------------------------------------------------------------------------
Net income:
  As reported                                        $   2,413       ($  11,619)
  Pro forma                                          $   2,315       ($  11,671)

Earnings per share:
  As reported                                        $    0.28       ($    1.57)
  Pro forma                                          $    0.27       ($    1.58)
Fully diluted earnings per share:
  As reported                                             N/A             N/A
  Pro forma                                               N/A             N/A
--------------------------------------------------------------------------------


The pro forma effects on net income and earnings per share for 1996 and 1995 may not be representative of the pro forma effects in future years because they include compensation cost calculated on a straight-line basis over the vesting periods of the grants and do not take into consideration pro forma compensation cost for options granted prior to 1995.

Employee Stock Option Plans

The following is a summary of activity related to all stock option plans:

                                                           Number        Weighted average
                                                             of            option price
                                                           shares           per share
                                                           ------           ---------
Outstanding at January 1, 1994                            617,951          $   6.20

Granted                                                   498,998          $   5.28

Exercised                                                 (30,472)         $   2.62

Expired/canceled                                         (424,126)         $   7.60
-----------------------------------------------------------------------------------

Outstanding at December 31, 1994                          662,351          $   4.77

Granted                                                   515,000          $   2.43

Exercised                                                 (37,962)         $   1.93

Expired/canceled                                         (486,656)         $   4.81
-----------------------------------------------------------------------------------

Outstanding at December 31, 1995                          652,733          $   3.06

Granted                                                   330,400          $   2.69

Expired/canceled                                         (256,239)         $   2.22
-----------------------------------------------------------------------------------

Outstanding at December 31, 1996                          726,894          $   2.63
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


At December 31, 1996, 206,172 options were exercisable and 1,223,731 shares were reserved for issuance under all stock option plans.

Warrants

At December 31, 1996, there were 4,119,700 warrants outstanding exercisable at $2.50 per share and 300,000 warrants outstanding exercisable at $3.00 per share. All warrants expire February 15, 2002.

Employee Stock Purchase Plan

Under the 1992 Employee Stock Purchase Plan, which commenced July 1, 1992, employees may subscribe to purchase shares of common stock at the lesser of 85% of the market price on the first day of the purchase period or the date purchased one year later. Payment for the shares is made through payroll deductions of up to 5% of annual base pay over a one year period. A total of 113,177 shares has been reserved for issuance under the Employee Stock Purchase Plan and as of December 31, 1996, 49,063 shares have been issued pursuant to the plan. The following is a summary of employee stock purchase plan activity:


                                                            Number of          Price
                                                             Shares            Range
                                                             ------            -----
       Outstanding at January 1, 1994                        23,540        $   7.02

       Subscriptions                                         31,410            3.13

       Purchases                                             (9,828)           3.13

       Cancellations                                        (22,202)           3.13-7.02
       ---------------------------------------------------------------------------------

       Outstanding at December 31, 1994                      22,920        $   3.13

       Purchases                                            (13,870)           3.13

       Cancellations                                         (9,050)           3.13
       ---------------------------------------------------------------------------------

       Outstanding at December 31, 1995                        --          $     --

       Subscriptions                                         19,780        $   2.76

       Cancellations                                         (1,000)       $   2.76
       ---------------------------------------------------------------------------------

       Outstanding at December 31, 1996                      18,780        $   2.76
       ---------------------------------------------------------------------------------
       ---------------------------------------------------------------------------------




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

        The Company's funding policy was to make annual contributions to the extent such contributions were actuarially determined and tax deductible. Pension expense (income) for 1995 and 1994 was $3,000 and ($5,000), respectively.

        Supplemental Retirement Plan

        The NAI Technologies Supplemental Retirement Plan, a non-qualified, un-funded pension plan was terminated in 1996. The expense related to this plan amounted to $146,000 and $281,000 in 1995 and 1994, respectively. In 1995, the actuarial computations assumed a discount rate of 6.75% on benefit obligations. In 1994 the assumed discount rate on benefit obligations was 7.25%. The assumed compensation increase was 5% for all years. Such benefits will be paid from the Company's assets and not from retirement plan assets.

        The following table sets forth the funded status and cost components of the Company's supplemental retirement plan at December 31, 1995 and 1994:


        (In thousands)                                                  1995      1994
        ----------------------------------------------------------------------------------
        Accumulated benefit obligation including vested benefits
        of $1,215 in 1995 and $-0- in 1994                           $ 1,221    ($  899)
        ----------------------------------------------------------------------------------
        ----------------------------------------------------------------------------------

        Projected benefit obligation for service
         rendered to date                                             (1,442)    (1,224)
        Plan assets at fair value                                         --         --
        ----------------------------------------------------------------------------------
        Projected benefit obligation in excess
         of plan assets                                               (1,442)    (1,224)
        Unrecognized prior service cost                                  332        360
        Unrecognized net loss (gain)                                     178         77
        Adjustment required to recognize
         minimum liability                                              (289)      (112)
        ----------------------------------------------------------------------------------

        Unfunded accrued supplementary costs                         ($1,221)   ($  899)
        ----------------------------------------------------------------------------------
        ----------------------------------------------------------------------------------

        Net pension expense is comprised
        of the following:

                Service cost                                         $    25    $   156
                Interest cost                                             93         84
                Net amortization and deferral                             28         41
        ----------------------------------------------------------------------------------

        Net pension expense                                          $   146    $   281
        ----------------------------------------------------------------------------------
        ----------------------------------------------------------------------------------

        The unfunded accrued supplementary costs are included in other accrued expenses-noncurrent in 1995.


        Retirement Savings Plan

        The Company has a voluntary Retirement Savings Plan for all eligible employees which provides for basic employee contributions (up to 15% of compensation). Plan participants may invest in a combination of equity, fixed income and money market funds. The Company's 1994 contribution under the plan totaled $365,143. Effective August 20, 1994, the Board of Directors suspended the matching provisions. No contributions were made in 1996 or 1995. Beginning in January 1997, the Company re-instituted a matching provision of 100% of the first 1% of each employee's contribution.

        The plan also provides for a discretionary profit sharing contribution as determined by the Board of Directors, which may be contributed to each of the participant's individual accounts. The Company made no such contribution for 1996, 1995 or 1994.

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

        Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Corporate assets consisted primarily of cash and cash equivalents.

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                         INFORMATION BY GEOGRAPHIC AREA


                                                                  As of or
                                                          Years ending December 31,
(in thousands)                                          1996        1995        1994
--------------------------------------------------------------------------------------
SALES TO UNAFFILIATED CUSTOMERS:
        United States                                $ 52,053    $ 47,329    $ 40,692
        Export                                          1,581       1,786       2,723
        United Kingdom                                 14,573      10,893      11,105
                                                     --------------------------------
               Total                                 $ 68,207    $ 60,008    $ 54,520
                                                     --------------------------------
                                                     --------------------------------

TRANSFERS BETWEEN GEOGRAPHIC AREAS:
        United States                                $    547    $    831    $    787
        Europe                                           --          --            11
                                                     --------------------------------
               Total                                 $    547    $    831    $    798
                                                     --------------------------------
                                                     --------------------------------

TOTAL SALES:
        United States                                $ 52,600    $ 48,160    $ 41,479
        Export                                          1,581       1,786       2,723
        United Kingdom                                 14,573      10,893      11,116
        Eliminations                                     (547)       (831)       (798)
                                                     --------------------------------
               Total                                 $ 68,207    $ 60,008    $ 54,520
                                                     --------------------------------
                                                     --------------------------------

OPERATING EARNINGS (LOSS):
        United States                                $  4,869    ($ 6,232)   ($11,068)
        Europe                                          2,070       1,226      (1,232)
                                                     --------------------------------
               Subtotal                                 6,939      (5,006)    (12,300)

        Corporate expenses and other                   (1,632)     (3,869)     (2,289)
                                                     --------------------------------
               Total operating earnings (loss)          5,307      (8,875)    (14,589)


        Net interest expense & other                   (2,498)     (2,367)     (1,394)
                                                     --------------------------------
               Earnings (loss) before income taxes   $  2,809    ($11,242)   ($15,983)
                                                     --------------------------------
                                                     --------------------------------

IDENTIFIABLE ASSETS:
        United States                                $ 28,294    $ 34,103    $ 33,795
        Europe                                          9,602       8,283       8,761
                                                     --------------------------------
               Subtotal                                37,896      42,386      42,556
        Corporate and other                             3,475       5,626      11,164
                                                     --------------------------------
               Total                                 $ 41,371    $ 48,012    $ 53,720
                                                     --------------------------------
                                                     --------------------------------



15.     INFORMATION BY BUSINESS SEGMENT

        The Company's operations are classified into two business segments:
        Electronic Systems and Telecommunications. The Electronic Systems segment includes Codar Technology, Inc. based in Longmont, Colorado, NAI Technologies--Systems Division Corporation in Columbia, Maryland, and Lynwood Scientific Developments Limited in Farnham, England.

        Codar Technology designs, manufactures, integrates and supports rugged computer systems, advanced computer peripherals and memory systems for military and commercial use. Systems provides custom packaged, integrated computer systems for deployment in shelters, ships, land vehicles and other demanding environments. Lynwood supplies rugged, environmentally and electrically screened personal computers and workstations based upon standard commercial off the shelf technology, targeted to the military and government markets principally in Europe. The U.S. Government accounted for $20,619,000 or 34% and one other customer accounted for 16% of the Electronic Systems segment's 1996 sales. No other customer accounted for greater than 10% of the Segment's sales.

        The Telecommunications segment currently consists of Wilcom, Inc. in Laconia, New Hampshire. Wilcom designs and manufactures products for use in the telephone industry. Wilcom's customer base includes the regional Bell operating companies and independent telephone companies. Two such customers accounted for 26% and 18%, respectively, of the Telecommunications segment's 1996 sales.

        Inter-segment sales are accounted for on the basis of a mark-up of manufacturing costs. Operating earnings are total sales less operating expenses. In computing operating earnings, none of the following items has been added or deducted: general corporate expenses, interest income, interest expense and income taxes.

        Identifiable assets by segment are those assets of the Company that are used in the Company's operations in each segment. Corporate assets consist primarily of cash and cash equivalents.

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INFORMATION BY INDUSTRIAL SEGMENT


                                                                  As of  or
                                                        Years ending December 31,
(in thousands)                                         1996        1995      1994
-------------------------------------------------------------------------------------
SALES TO UNAFFILIATED CUSTOMERS:
        Electronic Systems                           $ 61,131    $ 51,813    $ 46,330
        Telecommunications                              7,076       8,195       8,190
                                                     --------------------------------
               Total                                 $ 68,207    $ 60,008    $ 54,520
                                                     --------------------------------
                                                     --------------------------------

INTERSEGMENT SALES:

        Electronic Systems                           $    547    $    831    $    798
                                                     --------------------------------
                                                     --------------------------------

TOTAL SALES:
        Electronic Systems                           $ 61,678    $ 52,644    $ 47,128
        Telecommunications                              7,076       8,195       8,190
        Eliminations                                     (547)       (831)       (798)
                                                     --------------------------------
               Total                                 $ 68,207    $ 60,008    $ 54,520
                                                     --------------------------------
                                                     --------------------------------

OPERATING EARNINGS (LOSS):
        Electronic Systems                           $  6,245    ($ 4,273)   ($11,788)
        Telecommunications                                694        (733)       (512)
                                                     --------------------------------
               Subtotal                                 6,939      (5,006)    (12,300)
        Corporate expenses and other                   (1,632)     (3,869)     (2,289)
                                                     --------------------------------
               Total operating earnings (loss)          5,307      (8,875)    (14,589)
        Net interest expense & other                   (2,498)     (2,367)     (1,394)
                                                     --------------------------------
               Earnings (loss) before income taxes   $  2,809    ($11,242)   ($15,983)
                                                     --------------------------------
                                                     --------------------------------

IDENTIFIABLE ASSETS:
        Electronic Systems                           $ 31,584    $ 35,577    $ 35,529
        Telecommunications                              6,312       6,809       7,027
                                                     --------------------------------
               Subtotal                                37,896      42,386      42,556
        Corporate and other                             3,475       5,626      11,164
                                                     --------------------------------
               Total                                 $ 41,371    $ 48,012    $ 53,720
                                                     --------------------------------
                                                     --------------------------------

CAPITAL EXPENDITURES:
        Electronic Systems                           $    412    $    746    $    716
        Telecommunications                                150         120         114
                                                     --------------------------------
               Subtotal                                   562         866         830
        Corporate and other                                 4          20         105
                                                     --------------------------------
               Total                                 $    566    $    886    $    935
                                                     --------------------------------
                                                     --------------------------------

DEPRECIATION:
        Electronic Systems                           $  1,560    $  1,680    $  2,078
        Telecommunications                                362         359         320
                                                     --------------------------------
               Subtotal                                 1,922       2,039       2,398
        Corporate and other                               626         940          37
                                                     --------------------------------
               Total                                 $  2,548    $  2,979    $  2,435
                                                     --------------------------------
                                                     --------------------------------


16.     COMMITMENTS AND CONTINGENCIES

        The Company and its subsidiaries lease office and manufacturing facilities, automobiles, computers and other equipment under various non-cancelable operating leases.

        Future minimum rental commitments for leases with non-cancelable terms in excess of one year are as follows:


              (in thousands)                   Amount
              ---------------------------------------
              1997                             $1,407
              1998                              1,310
              1999                              1,134
              2000                                684
              2001                                647
              2002 and thereafter               4,496
                                               ------
              Total minimum lease payments     $9,678
                                               ------
                                               ------


        With the acquisition of Lynwood, the Company assumed a 25 year operating lease for office and manufacturing facilities. Annual future minimum lease payments through the year 2014, which are included in the above table, amount to approximately $346,000 per year.

        Rental expense amounted to $1,570,000, $1,725,000 and $1,170,000 in
        1996, 1995 and 1994, respectively. There was no sublease income in these periods.

        Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments as part of the minimum lease payments.

        The Company and its subsidiaries are subject to certain legal actions, which arise, in the normal course of business. It is management's belief that these actions will not have a material effect on the Company's consolidated financial position.

17.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth quarterly financial information for 1996 and 1995:



                                                                               Loss
        (in thousands,                 Net         Gross        Net (loss)     per
        except per share data)        sales       margin          income       share
        -----------------------------------------------------------------------------
        1996

          First Quarter             $ 16,503      $  3,265      ($   450)      ($.06)
          Second Quarter              17,354         3,550           815         .10
          Third Quarter               17,271         3,801           964         .11
          Fourth Quarter              17,079         4,879         1,084         .12
          --------------------------------------------------------------------------
          Total                     $ 68,207      $ 15,495      $  2,413       $ .28
          --------------------------------------------------------------------------
          --------------------------------------------------------------------------

        1995

          First Quarter             $ 12,687      $  2,518      ($ 1,094)      ($.15)
          Second Quarter              14,084        (1,827)(1)    (5,805)       (.78)
          Third Quarter               15,887         1,790        (2,296)       (.31)
          Fourth Quarter              17,350         2,427        (2,424)       (.33)
          --------------------------------------------------------------------------
          Total                     $ 60,008      $  4,908      ($11,619)     ($1.57)
          --------------------------------------------------------------------------
          --------------------------------------------------------------------------



        (1) The Company recorded a charge to cost of sales in the amount of $2,700,000 for increased provisions for slow moving, excess and obsolete inventory and $2,000,000 for anticipated cost growth on certain long term contracts.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


Board of Directors and Shareholders
NAI Technologies, Inc.:

Under date of February 7, 1997, we reported on the consolidated balance sheets of NAI Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Company's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related consolidated financial statement
Schedule II (Valuation and Qualifying Accounts). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              KPMG Peat Marwick LLP

Boulder, Colorado
February 7, 1997


                                                                                                            Schedule II

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

(in thousands of dollars)
-----------------------------------------------------------------------------------------------------------------------
        Column A                          Column B                 Column C              Column D         Column E
-----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                        -------------------------------
                                                             (1)             (2)
                                          Balance at      Charged to     Charged to                        Balance
                                          Beginning         Costs       Other Accounts   Deductions        at End
       Description                        of Period       and Expenses    Describe        Describe        of Period
-----------------------------------------------------------------------------------------------------------------------
Allowance deducted from
 asset to which it applies

   Allowance for doubtful accounts:
      Year ended December 31, 1996         $  142           $    88      $    5 (C)      ($ 23)(A)        $   258
      Year ended December 31, 1995            133               205           0            196 (A)            142
      Year ended December 31, 1994            172                11           0             50 (A)            133

   Allowance for inventory
    obsolescence reserve:

      Year ended December 31, 1996         $3,536                88         897(D)       2,118(B)           2,403
      Year ended December 31, 1995          2,250             2,248          23(E)         985(B)           3,536
      Year ended December 31, 1994          4,018             2,031           7(E)       3,806(B)           2,250



------------------------

Note A - Uncollected receivables written off, net of recoveries.

Note B - Obsolete inventories scrapped, net of recoveries.

Note C - Foreign currency translation adjustment.

Note D - Reclassification of 1995 provision for future inventory loss on work in process of $650,000.
         Gross-up of inventory reserve previously netted of $207,000.
         Foreign currency translation adjustment of $22,000.
         Reclassification from other inventory accounts of $18,000.

Note E - Reclassification from other inventory accounts.


                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

                                                                                      Page
                                                                                      ----

3(i) Restated Certificate of Incorporation of NAI Technologies, Inc. filed with the Secretary of State of the State of New York on August 19, 1991 (filed with the Commission as Exhibit 3(i) to the Company's
          Quarterly Report on Form 10-Q for the quarterly period ended
          September 28, 1996).

3(ii) Certificate of Amendment to the Certificate of Incorporation of the Registrant, as filed with the New York Secretary of State on February
          2, 1996 (filed with the Commission as Exhibit 3 to the Company's
          Report on Form 8-K dated February 15, 1996).

3(iii)    Certificate of Amendment of the Certificate of Incorporation of NAI
          Technologies, Inc. filed with the Secretary of State of the State of New York on August 7, 1996 (filed with the Commission as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

4(i)      Form of 12% Convertible Subordinated Promissory Note, due January 15,
          2001, of the Registrant (filed with the Commission as Exhibit 1 to the Company's Report on Form 8-K dated February 15, 1996).

4(ii) Form of Warrant to Purchase Common Stock of the Registrant, on or before February 15, 2002 (filed with the Commission as Exhibit 2 to the Company's Report on Form 8-K dated February 15, 1996).

4(iii) Registration Rights Agreement, dated as of February 13, 1996, between the Registrant and the Investors (filed with the Commission as Exhibit
          4 to the Company's Report on Form 8-K dated February 15, 1996).

4(iv)     Indenture, dated as of July 15, 1996, between NAI Technologies, Inc.
          and First Trust National Association, as Trustee (filed with the
          Commission as Exhibit 4(i) to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended September 28, 1996).

4(v)      Warrant Agreement, dated as of August 26, 1996, between NAI
          Technologies, Inc. and American Stock Transfer & Trust Company (filed with the Commission as Exhibit 4(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

10(i)     Placement Agency Agreement, dated as of December 15, 1995, between
          Commonwealth Associates and the Registrant (filed with the Commission as Exhibit 5 to the Company's Report on Form 8-K dated February 15,
          1996).

10(ii)    Fourth Amendment to Amended and Restated Credit Agreement, dated as of
          January 5, 1996, among the Registrant, Chemical Bank, a New York banking corporation, ("Chemical"), The Bank of New York, a New York banking corporation ("BNY"), and each of the other financial institutions which from time to time becomes a party thereto (together with Chemical and BNY, the "Banks"), BNY, as administrative agent (the
          "Administrative Agent"), and Chemical as



          collateral agent (the "Collateral Agent") (filed with the Commission as Exhibit 6 to the Company's Report on Form 8-K dated February 15,
          1996).

10(iii)   Fifth Amendment, dated as of February 13, 1996, to Amended and
          Restated Credit Agreement, dated as of April 12, 1995, as previously amended, among the Registrant, the Banks, the Administrative Agent and the Collateral Agent (filed with the Commission as Exhibit 7 to the Company's Report on Form 8-K dated February 15, 1996).

10(iv)    Amendment No. 1 to Registration Rights Agreement, dated as of February
          13, 1996 (the "Registration Rights Amendment"), to that certain
          Registration Rights Agreement, dated as of April 12, 1995, as amended, between the Registrant, BNY and Chemical (filed with the Commission as Exhibit 8 to the Company's Report on Form 8-K dated February 15,
          1996).

10(v)     Letter Agreement, dated May 9, 1996, between Charles S. Holmes and the
          Company (filed with the Commission as Exhibit 1 to the Company's
          Report on Form 8-K dated May 9, 1996).

10(vi)    Amendment No. 1 to Employment Agreement, entered into as of August 8,
          1996, between NAI Technologies, Inc. and Richard A. Schneider (filed with the Commission as Exhibit 10(I) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

10(vii) Settlement Agreement and Release, entered into as of August 8, 1996, between NAI Technologies, Inc. and Richard A. Schneider (filed with the
          Commission as Exhibit 10(ii) to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended September 28, 1996).

10(viii) 1996 Stock Option Plan (filed with the Commission as Exhibit 10(iii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).

10(ix)    1993 Stock Option Plan for Directors, as amended (filed with the
          Commission as Exhibit 10(iv) to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended September 28, 1996).

10(x)     Employment Agreement, entered into as of January 1, 1997, between NAI
          Technologies, Inc. and Robert A. Carlson.

10(xi)    Amendment No. 2 to Employment Agreement, entered into as of January 2,
          1997, between NAI Technologies, Inc. and Richard A. Schneider.

10(xii)   Settlement Agreement and Release, entered into as of December 19,
          1996, between NAI Technologies, Inc. and Robert A. Carlson.

11        Statement re: Computation of Per Share Earnings.

17(i) Resignation letter of Robert D. Rosenthal, dated December 13, 1995, resigning from the Board of Directors of the Registrant (filed with the Commission as Exhibit 9 to the Company's Report on Form 8-K dated
          February 15, 1996).

17(ii) Resignation letter of John M. May, dated February 13, 1996, resigning from the Board of Directors of the Registrant (filed with the Commission as Exhibit 10 to the Company's Report on Form 8-K dated
          February 15, 1996).

21        List of Subsidiaries.

23        Independent Auditors' Consent.

27        Financial Data Schedules (Edgar filing only).

99(i) Press Release, dated February 15, 1996, describing the closing of the Investment Transaction and the Amendment (filed with the Commission as Exhibit 11 to the Company's Report on Form 8-K dated February 15,
          1996).

99(ii)    Pro Forma Consolidated Balance Sheets as of April 27, 1996 of NAI
          Technologies, Inc. and Subsidiaries (filed with the Commission as
          Exhibit 2 to the Company's Report on Form 8-K dated May 9, 1996).