Form 10-Q
period 1997-03-29
NAI TECHNOLOGIES INC
filed 1997-05-09
CIK 72575

                                                                (CONFORMED COPY)

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

                         Commission File Number 0-3704

                            NAI TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

          New York                                       11-1798773
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

282 New York Avenue, Huntington, NY                          11743
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (516) 271-5685

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

As of May 7, 1997, 9,069,437 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.

                              Page 1 of 11 Pages

                            NAI TECHNOLOGIES, INC.

                                     INDEX

                                                                            PAGE

Facing Sheet                                                                  1

Index                                                                         2

PART I. Financial Information

  Item 1. Financial Statements

   Consolidated Balance Sheets -                                              3
   March 29, 1997 and December 31, 1996

   Consolidated Statements of Operations -                                    4
   Three months ended March 29, 1997 and
   March 30, 1996

   Consolidated Statements of Cash Flows -                                    5
   Three months ended March 29, 1997 and
   March 30, 1996

   Other Financial Information                                                6

  Item 2. Management's Discussion and Analysis of                           7-9
           Financial Condition and Results of Operations

PART II. Other Information
  Item 4. Submission of matter to vote of Security Holders                   10

  Item 6. Exhibits and Reports on Form 8-K                                   10

Signatures                                                                   11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)

------------------------------------------------------------------------------------------------
                                                                      March 29,        Dec. 31,
                                                                         1997              1996
                                                                                       (Audited)
------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                            $ 1,926          $2,727
  Accounts receivable, net                                              10,037          12,693
  Inventories, net                                                      10,045          10,270
  Deferred tax asset                                                       166             173
  Other current assets                                                     553             597
------------------------------------------------------------------------------------------------
     Total current assets                                               22,727          26,460
------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                       3,362           3,523
Excess of cost over fair value of assets acquired, net                   9,550           9,707
Other assets                                                             1,565           1,681
------------------------------------------------------------------------------------------------
     Total assets                                                      $37,204         $41,371
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                    $ 5,207          $ 6,907
  Current installments of long-term debt                                  166              158
  Accrued payroll and commissions                                         104              680
  Other accrued expenses                                                3,170            3,894
  Income taxes payable                                                    718              580
------------------------------------------------------------------------------------------------
     Total current liabilities                                          9,365           12,219
------------------------------------------------------------------------------------------------
Long-term debt                                                         10,622           12,224
Other accrued expenses                                                    870              912
Deferred income taxes                                                      36               36
------------------------------------------------------------------------------------------------
     Total liabilities                                                 20,893           25,391
------------------------------------------------------------------------------------------------

Shareholders' Equity:
  Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                                         -                -
  Common stock, $.10 par value, 25,000,000
    shares authorized; shares issued: 9,058,687
    in 1997 and 9,016,937 in 1996                                         906              902
Capital in excess of par value                                         19,303           19,217
Foreign currency translation adjustment                                   175              313
Retained earnings                                                      (4,073)          (4,452)
------------------------------------------------------------------------------------------------
     Total shareholders' equity                                        16,311           15,980
------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                       $37,204          $41,371
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                   (Unaudited)

------------------------------------------------------------------------------------------------
                                                                      For the Three Months Ended
                                                                     ---------------------------
                                                                     March 29,        March 30,
                                                                        1997             1996
------------------------------------------------------------------------------------------------
Net sales                                                             $13,062          $16,503
------------------------------------------------------------------------------------------------
Cost of sales                                                           9,413           13,238
------------------------------------------------------------------------------------------------
Gross margin                                                            3,649            3,265
------------------------------------------------------------------------------------------------
Selling expense                                                         1,010            1,114
General and administrative expense                                      1,070            1,370
Research and development                                                  424              367
Other                                                                     128              164
------------------------------------------------------------------------------------------------
Total expenses, net                                                     2,632            3,015
------------------------------------------------------------------------------------------------
Operating income                                                        1,017              250
------------------------------------------------------------------------------------------------
Non-operating income (expense):
  Interest income                                                          14               55
  Amortization of deferred debt costs                                    (104)             (55)
  Interest expense                                                       (401)            (565)
------------------------------------------------------------------------------------------------
                                                                         (491)            (565)
------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                       526             (315)
Provision for income taxes                                                147              135
------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   $   379          $  (450)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Earnings (loss) per common share                                      $  0.04          $ (0.06)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Average shares outstanding                                             10,199            7,459
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------
                                                                      For the Three Months Ended
                                                                     ---------------------------
                                                                     March 29,        March 30,
                                                                        1997             1996
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net earnings (loss)                                                 $  379           $ (450)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operating activities:
  Depreciation and amortization                                          538              598
  Gain on disposal of property, plant and equipment                       (7)               -
  Provision for inventory obsolescence                                    13              103
  Loss on sale of notes receivable                                         -               89
  Change in operating assets and liabilities,
    excluding effects from acquisitions, dispositions
    and foreign currency adjustments:
      Accounts receivable                                              2,656            1,598
      Inventories                                                        212           (1,325)
      Accounts payable and other accrued expenses                     (3,042)          (3,356)
      Income taxes                                                       145              125
      Other, net                                                          51           (1,076)
------------------------------------------------------------------------------------------------
Net cash flow provided by (used in) operating activities                 945           (3,694)
------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment                              (94)            (245)
  Proceeds from sale of property, plant and equipment                     17                -
------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (77)            (245)
------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Issuances of notes payable                                               -               53
  Issuance of 12% Convertible Notes                                        -            5,742
  Payments of notes payable                                                -              (53)
  Payments of long-term debt                                          (1,621)             (57)
  Receipts of notes receivable                                             -            1,101
  Proceeds from exercise of stock options
    and stock purchase plan                                               78                -
------------------------------------------------------------------------------------------------
Net cash used in (provided by) financing activities                   (1,543)           6,786
------------------------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash                       (126)             (27)
------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                    (801)           2,820
Cash and cash equivalents at beginning of year                         2,727            2,605
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $1,926           $5,425
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid for (refunded):
    Interest                                                           $ 347            $ 417
    Income taxes                                                       $ -              $ 3
    Conversion of 12% Notes into common stock                          $ 12             $ -
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                          OTHER FINANCIAL INFORMATION

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

INVENTORIES

Inventories are summarized by major classification as follows:

--------------------------------------------------------------------------------
                                                  March 29,             Dec. 31,
                                                    1997                  1996
                                                                       (Audited)
--------------------------------------------------------------------------------
(In thousands of dollars)
Raw materials and components                     $  8,828              $  8,567
Work-in-process                                     2,246                 3,010
Finished goods                                      1,244                 1,204
Allowance for obsolescence                         (2,273)               (2,403)
Unliquidated progress payments                       --                    (108)
--------------------------------------------------------------------------------
Inventories, net                                 $ 10,045              $ 10,270
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 1997 Compared with First Quarter
1996

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the first quarter of 1997 were $13.1 million, a 21% decline when compared with $16.5 million for the same period in 1996.

The following chart provides the sales breakdown by subsidiary:

In thousands of dollars                           1997         1996      % Change
--------------------------------------------------------------------------------
Electronic Systems Segment
    Codar Technology, Inc.                      $ 3,933      $ 8,191       (52%)
    NAI Systems Division                          4,381        3,079        42%
    Lynwood Scientific Dev. Ltd.                  4,060        3,220        26%
    Inter-company                                  (356)        (109)
                                                --------------------------------
      Total Electronic Systems Segment           12,018       14,381       (16%)

Telecommunications Segment
    Wilcom, Inc.                                  1,044        2,122       (51%)
                                                --------------------------------
  Total Telecommunications Segment                1,044        2,122       (51%)
                                                --------------------------------
  TOTAL                                         $13,062      $16,503       (21%)
                                                --------------------------------
                                                --------------------------------

Sales in the Electronic Systems segment (net of intercompany eliminations) decreased 16% to $12.0 million from $14.4 million for the same period in 1996. Sales increases of 42% at NAI Systems Division and 26% at Lynwood were more than offset by a 52% sales decline at Codar. The sales decline at Codar is attributable to several factors most notably a decline in the Company's rate of booking new orders. Codar considers the bookings decline to be temporary and attributes it to delays in anticipated awards as well as the usual delays inherent when a Company is rebuilding its internal sales and marketing resources. The quarter on quarter sales increases at Systems Division and Lynwood are representative of the increased levels of business at both companies.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects approximately 45% of 1997 sales to be directly to the military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of canceling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 51% to $1.0 million as compared to $2.1 million for the same period in 1996. The decrease in sales was attributable to reduced orders as well as delays in the introduction of the Company's enhanced TurboAmp product line. The new TurboAmp products are expected to be available in June of this year. The Company is exploring all avenues to increase its business level and has recently added additional sales resources.

The gross margin percentage for the first quarter 1997 was 28.0%, well above the 19.8% in the comparable quarter of 1996. The following chart provides the gross margin percentage by subsidiary.

                                                     1997                  1996
--------------------------------------------------------------------------------
Codar Technology, Inc.                               15.9%                  8.9%
NAI Systems Division                                 27.6%                 20.7%
Lynwood Scientific Development Ltd.                  36.8%                 34.0%
Wilcom, Inc.                                         31.6%                 31.7%

The improved margins at Codar are attributable to significant cost reduction efforts at the Company, as well as an emphasis in competing for higher margin work. 1996's first quarter was also adversely impacted by several contracts for which the Company had previously recorded losses and for which no margin was earned, despite recorded sales.

The higher gross margin percentage at NAI Systems Division is attributable to increased shipping volumes and a more favorable mix of development, production and mature product sales.

Selling expense for the first quarter of 1997 was $1.0 million as compared with $1.1 million for the same period in 1996. The 9% decrease is attributable to reduced sales and the Company's ongoing cost reduction programs.

General and administrative expenses for the first quarter 1997 were $1.1 million as compared with $1.4 million in same period of 1996. Most of the decline is attributable to head count reductions initiated in 1996 at Codar.

Company-sponsored research and development expenditures for the first quarter of 1997 were $0.42 million as compared with $0.37 million for the same period in 1996, an increase of 16%. The Company expects that the level of the first quarter 1997 internal research and development expenditures will be relatively constant for the remainder of 1997.

For the first quarter of 1997, the Company had operating income of $1.0 million as compared with operating income of $0.3 million for the same period in 1996.

Interest expense and amortization of deferred debt costs, net of interest income, was $0.5 million for the first quarter of 1997 as compared with $0.6 million for the same period in 1996.

The Company accrued an income tax expense of $0.147 million, which equates to an effective tax rate of 28%. The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the future tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized.

For the first quarter of 1997 the Company recorded net earnings of $0.379 million as compared with a net loss of $0.450 million in the first quarter of 1996. Net earnings per share was $0.04 per share as compared with $(0.06) per share for the same period in 1996, based on a weighted average of 10.2 million and 7.5 million shares outstanding, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.9 million at March 29, 1997, as compared to $2.7 million at December 31, 1996. Cash provided by operating activities amounted to $0.9 million in the first quarter of 1997, as compared to cash used by operating activities of $3.7 million in the comparable period of 1996. The 1996 period saw a large outflow of funds to the Company's vendors which had been delayed pending completion of the Company's sale of 12% Convertible Notes.

During the first quarter of 1997, the Company reduced outstanding bank debt by $1.6 million bringing the total amount outstanding to $5.9 million at quarter end. The Company has made payments totaling $4.4 million in excess of requirements and has the right to borrow such amount back if needed.

During the first quarter of 1997, $18,500 of 12% Convertible notes were converted into 9,250 shares. There still remains $5,208,500 of notes outstanding as of March 29, 1997.

The Company believes that it has adequate cash and borrowing capabilities in place to fund future working capital needs.

Inflation

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of NAI Technologies and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forwardlooking statements. Important factors that could cause actual results to differ include, among others, changes in government purchasing policies and budget constraints, competition, the continuity of booking trends, the absence of supply interruptions, new products' market acceptance and warranty performance.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders

The Annual Meeting of Shareholders of NAI Technologies, Inc. was held at the Chase Manhattan Bank Building, 270 Park Avenue, New York, on April 30, 1997, at 10:00 a.m. There were 6,443,215 shares represented either in person or by proxy, out of a total of 9,032,437 shares issued and outstanding on March 12, 1997, the record date.

       Agenda Item 1, the Shareholders elected Richard A. Schneider,
Stephen A. Barre, Edward L. Hennessy, Jr. and Dennis McCarthy to serve as Class II Directors until the 1999 Annual Meeting of Shareholders and until their successors have been elected with a vote of 6,437,109 shares, which is in excess of the plurality of outstanding shares required by law.

              Agenda Item 2, the ratification of the selection of KPMG Peat Marwick as independent auditors for the Company for fiscal year 1997, was approved by a vote 6,430,462 shares, which was in excess of the majority of the shares present and voting at the meeting required by law, while 2,168 shares were voted in opposition and 10,405 abstained.

Item 6.   Exhibits and Reports on Form 8-K

       a) Exhibits
          11 - Statement re: Computation of Per Share Earnings
          27 - Financial Data Schedule (Edgar Filing only)
       b) Reports on Form 8-K

          None.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NAI TECHNOLOGIES, INC.
                                          (Registrant)

DATE May 9, 1997                      By: \s\Richard A. Schneider
     ---------------------               ---------------------------------------
                                         Richard A. Schneider
                                         Executive Vice President
                                        (On behalf of the registrant and as
                                         Principal Financial Officer)