Form 10-Q
period 1997-06-28
NAI TECHNOLOGIES INC
filed 1997-08-11
CIK 72575

                                                                (CONFORMED COPY)


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended June 28, 1997

                                OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________  to ______________

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

As of July 25, 1997, 9,116,177 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.



                        Page 1 of 14 Pages

                             NAI TECHNOLOGIES, INC.
                             ----------------------

                                      INDEX
                                      -----

                                                           PAGE

Facing Sheet                                                1

Index                                                       2

PART I.   Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets -                     3
            June 28, 1997 and December 31, 1996

          Consolidated Statements of Operations -           4
           Three months ended June 28, 1997 and
           June 29, 1996

         Consolidated Statements of Operations -            5
           Six months ended June 28, 1997 and
           June 29, 1996

          Consolidated Statements of Cash Flows -           6
            Six months ended June 28, 1997 and
            June 29, 1996

          Other Financial Information                       7

  Item 2. Management's Discussion and Analysis of           8-12
           Financial Condition and Results of Operations

PART II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   13


Signatures                                                  14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (in thousands)
--------------------------------------------------------------------------------
                               .                       June 28,     Dec. 31,
                                                        1997            1996
                                                                    (Audited)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                            $ 1,116        $2,727
  Accounts receivable, net                              10,863        12,693
  Inventories, net                                      10,338        10,270
  Deferred tax asset                                       169           173
  Other current assets                                     723           597
--------------------------------------------------------------------------------
     Total current assets                               23,209        26,460
--------------------------------------------------------------------------------

Property, plant and equipment, net                       3,314        3,523
Excess of cost over fair value of assets acquired, net   9,389        9,707
Other assets                                             1,484        1,681
--------------------------------------------------------------------------------
      Total assets                                     $37,396      $41,371
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $ 5,803      $ 6,907
  Current installments of long-term debt                   129          158
  Accrued payroll and commissions                          205          680
  Other accrued expenses                                 2,150        3,894
  Income taxes payable                                   1,019          580
--------------------------------------------------------------------------------
      Total current liabilities                          9,306       12,219
--------------------------------------------------------------------------------

Long-term debt                                          10,316       12,224
Other accrued expenses                                     803          912
Deferred income taxes                                       36           36
--------------------------------------------------------------------------------
      Total liabilities                                 20,461       25,391
--------------------------------------------------------------------------------

Shareholders' Equity:
  Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                          -           -
  Common stock, $.10 par value, 25,000,000
    shares authorized; shares issued: 9,104,017
    in 1997 and 9,016,937 in 1996                          910          902
Capital in excess of par value                          19,365       19,217
Foreign currency translation adjustment                    232          313
Retained earnings                                       (3,572)      (4,452)
--------------------------------------------------------------------------------
      Total shareholders' equity                        16,935       15,980
--------------------------------------------------------------------------------
      Total liabilities and shareholders' equity       $37,396      $41,371
================================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                  For the Three Months Ended
                                                  --------------------------
                                                        June 28,   June 29,
                                                         1997        1996
--------------------------------------------------------------------------------
Net sales                                               $14,112    $17,354
--------------------------------------------------------------------------------
Cost of sales                                            10,357     13,804
--------------------------------------------------------------------------------

Gross margin                                              3,755      3,550
--------------------------------------------------------------------------------

Selling expense                                             988      1,002

General and administrative expense                        1,089      1,140

Research and development                                    368        505

Other                                                       150       (636)
--------------------------------------------------------------------------------
Total expenses, net                                       2,595      2,011
--------------------------------------------------------------------------------

Operating income                                          1,160      1,539
--------------------------------------------------------------------------------

Non-operating income (expense):
  Other                                                      -          15
  Interest income                                            18         46
  Amortization of deferred debt costs                       (76)      (170)
  Interest expense                                         (377)      (609)
--------------------------------------------------------------------------------

                                                           (435)      (718)
--------------------------------------------------------------------------------
Earnings before income taxes                                725        821
Provision for income taxes                                  224          6
--------------------------------------------------------------------------------
Net earnings                                             $  501   $    815
================================================================================
Earnings per common share                                $ 0.05   $   0.10
================================================================================
Average shares outstanding                               10,391      8,513
================================================================================

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                   For the Six Months Ended
                                                   ------------------------
                                                         June 28,   June 29,
                                                          1997        1996
--------------------------------------------------------------------------------
Net sales                                               $27,174      $33,857
--------------------------------------------------------------------------------
Cost of sales                                            19,770       27,042
--------------------------------------------------------------------------------
Gross margin                                              7,404        6,815
--------------------------------------------------------------------------------

Selling expense                                           1,998        2,116

General and administrative expense                        2,159        2,510

Research and development                                    792          872

Other                                                       278         (472)
--------------------------------------------------------------------------------
Total expenses, net                                       5,227        5,026
--------------------------------------------------------------------------------

Operating income                                          2,177        1,789
--------------------------------------------------------------------------------

Non-operating income (expense):
  Other                                                     -             15
  Interest income                                            32          101
  Amortization of deferred debt costs                      (180)        (225)
  Interest expense                                         (778)      (1,174)
--------------------------------------------------------------------------------
                                                           (926)      (1,283)
--------------------------------------------------------------------------------

Earnings before income taxes                              1,251          506
Provision for income taxes                                  371          141
--------------------------------------------------------------------------------

Net earnings                                             $  880     $    365
================================================================================

Earnings per common share                                $ 0.09     $   0.05
================================================================================
Average shares outstanding                               10,295        7,988
================================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                     For the Six Months Ended
                                                     ------------------------
                                                        June 28,   June 29,
                                                          1997        1996
                                                          ---------------------
Cash Flows from Operating Activities:
  Net earnings                                           $  880      $   365
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
  Depreciation and amortization                           1,038        1,290
  Gain on disposal of property, plant and equipment          (7)        (790)
  Provision for inventory obsolescence                      164          207
  Loss on sale of notes receivable                           -            89
  Change in operating assets and liabilities,
  excluding effects from acquisitions, dispositions
  and foreign currency adjustments:
    Accounts receivable                                   1,830       (1,296)
    Inventories                                            (232)      (2,492)
    Accounts payable and other accrued expenses          (3,432)      (4,117)
    Income taxes                                            443          139
    Other, net                                             (119)        (829)
--------------------------------------------------------------------------------
Net cash flow provided by (used in) operating activities    565       (7,434)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Purchase of property, plant and equipment                (276)       (325)
  Proceeds from sale of property, plant and equipment        19       1,363
--------------------------------------------------------------------------------
Net cash used in (provided by) investing activities        (257)      1,038

 Cash Flows from Financing Activities:
  Issuances of notes payable                                 69         590
  Issuance of 12% Convertible Notes                          -        5,842
  Payments of notes payable                                 (69)        (53)
  Payments of long-term debt                             (1,973)     (2,601)
  Receipts of notes receivable                               -        1,101
  Proceeds from exercise of stock options
    and stock purchase plan                                 126          -
--------------------------------------------------------------------------------
Net cash used in (provided by) financing activities      (1,847)      4,879
--------------------------------------------------------------------------------
  Effect of foreign currency exchange rates on cash         (72)          7
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (1,611)     (1,510)
Cash and cash equivalents at beginning of year            2,727       2,605
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $1,116      $1,095
================================================================================
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                             $  728     $ 1,057
    Income taxes                                         $    8     $     3
  Conversion of 12% Notes into common stock              $   30     $ 2,000
================================================================================

                           OTHER FINANCIAL INFORMATION

UNAUDITED FINANCIAL STATEMENTS
------------------------------

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the six months ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

INVENTORIES
-----------

Inventories are summarized by major classification as follows:


-------------------------------------------------------------------------------
                                                         June 28,     Dec. 31,
                                                           1997         1996
                                                                       (Audited)
--------------------------------------------------------------------------------
(In thousands of dollars)

  Raw materials and components                           $9,188       $ 8,567

  Work-in-process                                         2,265         3,010

  Finished goods                                          1,300         1,204

  Allowance for obsolescence                             (2,415)       (2,403)

  Unliquidated progress payments                             --          (108)
--------------------------------------------------------------------------------

  Inventories, net                                      $10,338       $10,270
================================================================================

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Second Quarter 1997 Compared with Second Quarter 1996
-----------------------------------------------------

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the second quarter of 1997 were $14.1 million, a 19% decline when compared with $17.4 million for the same period in 1996.

The following chart provides the sales breakdown by subsidiary:

In thousands of dollars                      1997        1996        % Change
--------------------------------------------------------------------------------

Electronic Systems Segment
     Codar Technology, Inc.                 $4,301      $ 8,487         (49%)
     NAI Systems Division                    3,991        3,451          16%
     Lynwood Scientific Dev. Ltd.            4,693        3,438          37%
     Inter-company                            (176)        (151)
                                            ------------------------------------
     Total Electronic Systems Segment       12,809       15,225         (16%)

Telecommunications Segment
     Wilcom, Inc.                            1,303        2,129         (39%)
                                            ------------------------------------

  Total Telecommunications Segment           1,303        2,129         (39%)
                                            ------------------------------------

  TOTAL                                    $14,112      $17,354         (19%)
                                            ====================================

Sales in the Electronic Systems segment (net of intercompany eliminations) decreased 16% to $12.8 million from $15.2 million for the same period in 1996. Sales increases of 37% at Lynwood Scientific Development Ltd. and 16% at NAI Systems Division were more than offset by a 49% sales decline at Codar. The sales decline at Codar is attributable to several factors, most notably a decline in Codar's rate of booking new orders. Codar considers the bookings decline to be temporary and attributes it to delays in anticipated awards. However, it must be noted that until the bookings rate does increase, Codar will continue to report less than optimum operating results. The Company recently reduced its ongoing operating expenses at Codar to mitigate the adverse impact of the potentially lower sales. Codar is in the process of rebuilding its internal sales and marketing resources. Codar's 1996 sales levels were favorably impacted by delays in shipments from prior years. The quarter on quarter sales increases at Systems Division and Lynwood are representative of the increased levels of business at both companies.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects approximately 30% of 1997 sales to be directly to the U.S. Military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of canceling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 39% to $1.3 million as compared to $2.1 million for the same period in 1996. The decrease in sales was attributable to reduced orders as well as delays in the introduction and qualification of the Company's enhanced TurboAmp product line. The new TurboAmp products became available in late June and are now being tested by several prospective customers. The Company is exploring all avenues to increase its business level and has recently added additional sales resources in the Telecommunications segment.



The gross margin percentage for the second quarter 1997 was 26.6%, well above the 20.5% in the comparable quarter of 1996. The following chart provides the gross margin percentage by subsidiary.

                                               1997             1996
--------------------------------------------------------------------------------
Codar Technology, Inc.                         11.9%            12.4%
NAI Systems Division                           29.2%            18.8%
Lynwood Scientific Development Ltd.            33.6%            31.9%
Wilcom, Inc.                                   38.3%            35.3%

The relatively flat margins at Codar despite the 49% decline in revenues are attributable to significant cost reduction efforts at the Company, as well as an emphasis in competing for higher margin work.

The higher gross margin percentage at NAI Systems Division is attributable to increased shipping volumes and a more favorable mix of development, production and mature product sales.

Selling expense for the second quarter of 1997 and 1996 was relatively unchanged at $1.0 million for both periods.

General and administrative expenses for the second quarter 1997 and 1996 were relatively unchanged at $1.1 million for both periods.

Company-sponsored research and development expenditures for the second quarter of 1997 were $0.37 million as compared with $0.51 million for the same period in 1996, a decline of 27%. The Company expects that the current level of the internal research and development expenditures will be relatively constant for the remainder of 1997.

For the second quarter of 1997, the Company had operating income of $1.2 million as compared with operating income of $1.5 million for the same period in 1996. However, it should be noted that the 1996 operating income included a gain of $0.75 million from the sale of the Systems Integration Division.

Interest expense and amortization of deferred debt costs, net of interest income, was $0.4 million for the second quarter of 1997 as compared with $0.7 million for the same period in 1996.

The Company accrued income tax expense of $0.224 million in the second quarter of 1997, which equates to an effective tax rate of 31%. The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the entire future tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized.

For the second quarter of 1997 the Company recorded net earnings of $0.501 million as compared with $0.815 million in the first quarter of 1996. Net earnings per share was $0.05 per share as compared with $0.10 per share for the same period in 1996, based on a weighted average of 10.4 million and 8.5 million shares outstanding, respectively. The 1996 gain from the sale of the Systems Integration Division contributed $0.753 million or $0.09 per share to the 1996 financial results.

First Half 1997 Compared with First Half 1996

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the first half of 1997 were $27.2 million, a 20% decline when compared with $33.9 million for the same period in 1996.

The following chart provides the sales breakdown by segment and subsidiary for the first six months:

In thousands of dollars                   1997           1996          % Change
--------------------------------------------------------------------------------

Electronic Systems Segment
     Codar Technology, Inc.              $8,234         $16,678          (51%)
     NAI Systems Division                 8,372           6,530           28%
     Lynwood Scientific Dev. Ltd.         8,753           6,658           31%
     Inter-company                         (532)           (260)
                                        ----------------------------------------
       Total Electronic Systems Segment  24,827          29,606          (16%)
Telecommunications Segment
     Wilcom, Inc.                         2,347           4,251          (45%)
                                        ----------------------------------------
  Total Telecommunications Segment        2,347           4,251          (45%)
                                        ----------------------------------------
  TOTAL                                 $27,174         $33,857          (20%)
                                        ========================================

Sales in the Electronic Systems segment (net of inter-company elimination) declined 16% to $24.8 million from $29.6 million for the same period in 1996. Sales increases of 31% at Lynwood Scientific Development Ltd. and 28% at NAI Systems Division were more than offset by a 51% sales decline at Codar. The sales decline at Codar is attributable to several factors, most notably a decline in Codar's rate of booking new orders. Codar considers the bookings decline to be temporary and attributes it to delays in anticipated awards. However, it must be noted that until the bookings rate does increase, Codar will continue to report less than optimum operating results. The Company recently reduced its ongoing operating expenses at Codar to mitigate the adverse impact of the potentially lower sales. Codar is in the process of rebuilding its internal sales and marketing resources. Codar's 1996 sales levels were favorably impacted by delays in shipments from prior years. The sales increases at Systems Division and Lynwood are representative of the increased levels of business at both companies.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects approximately 30% of 1997 sales to be directly to the U.S. military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of canceling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment declined 45% to $2.3 million as compared to $4.3 million for the same period in 1996. The decrease in sales was attributable to reduced orders as well as delays in introduction and qualification of the Company's enhanced TurboAmp product line. The new TurboAmp products became available in late June and are now being tested by several prospective customers. The Company is exploring all avenues to increase its business level and has recently added additional sales resources in the Telecommunications segment.

The gross margin percentage for the first half of 1997 was 27.3% as compared with 20.1% for the same period in 1996. The following chart provides the gross margin percentage by subsidiary.

                                             1997            1996
--------------------------------------------------------------------------------
Codar Technology, Inc.                       13.8%           10.7%
NAI Systems Division                         28.3%           19.7%
Lynwood Scientific Dev.  Ltd.                35.1%           32.9%
Wilcom, Inc.                                 35.3%           33.5%


The margin improvement at Codar despite the decline in sales is attributable to cost reduction efforts implemented in 1996. Codar's 1996 first-half operating performance was adversely impacted by several large contracts for which the gross margins were -0-.

The higher gross margin percentage at NAI Systems Division is attributable to increased shipping volumes and a more favorable mix of development, production and mature product sales.

Selling expense for the first half of 1997 was $2.0 million as compared with $2.1 million for the same period in 1996.

General and administrative expenses for the first half of 1997 were $2.2 million as compared with $2.5 million for the same period in 1996. The decline is attributable to the Company's continuing goal of reducing its operating expenses.

Company-sponsored research and development expenditures for the first half of 1997 were $0.8 million as compared with $0.9 million for the same period in 1996. The Company expects that the level of the first half 1997 IR&D expenditures will be relatively constant for the remainder of the year.

For the first half of 1997, the Company had operating income of $2.2 million as compared with $1.8 million for the same period in 1996. The first half results were favorably impacted by the recognition of a gain of approximately $0.753 million from the sale of the Systems Integration Division in June 1996.

Interest expense, net of interest income, was $0.9 million for the first half of 1997 as compared with $1.3 million for the same period in 1996.

The Company accrued an income tax expense of $0.4 million. The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, Lynwood is required to pay taxes in the U.K. The Company is unable to recognize the entire tax benefit associated with its U.S. net operating loss carry-forward due to uncertainties as to whether or not a future benefit will be realized. Once the Company returns to sustained profitability, the benefits of such a tax loss carry-forward will be recognized.

For the first half of 1997 the Company had a net profit of $0.9 million as compared with $0.4 million in the first half of 1996. Earnings per share were $0.09 as compared with $0.05 for the same period in 1996, based on a weighted average of 10.3 million and 8.0 million shares outstanding, respectively. The 1996 gain from the sale of the Systems Integration Division contributed $0.753 million or $0.09 per share to the first-half 1996 financial results.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $1.1 million at June 28, 1997, as compared to $2.7 million at December 31, 1996. Cash provided by operating activities amounted to $0.6 million in the first half of 1997, as compared to cash used by operating activities of $7.4 million in the comparable period of 1996. The 1996 period saw a large outflow of funds to the Company's vendors which had been delayed pending completion of the Company's sale of 12% Convertible Notes.

During the first half of 1997, the Company reduced outstanding bank debt by $1.9 million bringing the total amount outstanding to $5.6 million at quarter end. The Company has made payments totaling $3.9 million in excess of requirements and has the right to borrow such amount back if needed.

During the first half of 1997, $43,500 of 12% Convertible Notes were converted into 21,750 shares. At June 28, 1997 $5,183,500 of the 12% Convertible Notes were outstanding.

The Company believes that it has adequate cash and borrowing capabilities in place to fund future working capital needs.

Inflation
---------

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of NAI Technologies and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, changes in government purchasing policies and budget constraints, competition, the continuity of booking trends, the absence of supply interruptions, new products' market acceptance and warranty performance.

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



                                      NAI TECHNOLOGIES, INC.
                                       (Registrant)



DATE August 11, 1997                By: \s\Richard A. Schneider
     ---------------------             ---------------------------------
                                       Richard A. Schneider
                                       Executive Vice President
                                       (On behalf of the registrant and as
                                       Principal Financial Officer)