Form 10-Q
period 1997-09-27
NAI TECHNOLOGIES INC
filed 1997-11-06
CIK 72575

                                                                [Conformed Copy]

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended September 27, 1997

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to _____________


                          Commission File Number 0-3704


                             NAI TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           New York                                   11-1798773
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

282 New York Avenue, Huntington, New York                        11743
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


As of November 1, 1997, 9,155,427 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.







                               Page 1 of 15 Pages

                             NAI TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE
Facing Sheet                                                                 1

Index                                                                        2
PART I.  Financial Information

  Item 1. Financial Statements

               Consolidated Balance Sheets -                                 3
               September 27, 1997 and December 31, 1996

               Consolidated Statements of Operations -                       4
               Three months ended September 27, 1997 and
               September 28, 1996

               Consolidated Statements of Operations -                       5
               Nine months ended September 27, 1997 and
               September 28, 1996

               Consolidated Statements of Cash Flows -                       6
               Nine months ended September 27, 1997 and
               September 28, 1996

               Other Financial Information                                   7

  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-13

PART II.  Other Information


  Item 6. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                  15

Exhibits                                                                    16

                                PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS)



                                                                 SEPT. 27,      DEC. 31,
                                                                   1997           1996
----------------------------------------------------------------------------------------------
(AUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $   963        $ 2,727
  Accounts receivable, net                                        10,017         12,693
  Inventories, net                                                 7,269         10,270
  Deferred tax asset                                                 165            173
  Other current assets                                               608            597
----------------------------------------------------------------------------------------------
        Total current assets                                      19,022         26,460
----------------------------------------------------------------------------------------------

Property, plant and equipment, net                                 2,968          3,523
Excess of cost over fair value of assets
  acquired, net                                                    9,233          9,707
Other assets                                                       1,412          1,681
---------------------------------------------------------------------------------------
        Total assets                                             $32,635        $41,371
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of long-term debt                         $    82       $   158
  Notes payable                                                       68            -
  Accounts payable                                                 4,505         6,907
  Accrued payroll and commissions                                    148           680
  Other accrued expenses                                           2,406         3,894
  Income taxes payable                                             1,111           580
----------------------------------------------------------------------------------------------
        Total current liabilities                                  8,320        12,219
----------------------------------------------------------------------------------------------

Long-term debt                                                     9,990        12,224
Other accrued expenses                                               796           912
Deferred income taxes                                                 36            36
----------------------------------------------------------------------------------------------
        Total liabilities                                        $19,142       $25,391
----------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY:
  Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                                  --             --
  Common stock, $.10 par value, 25,000,000
    shares authorized; shares issued: 9,155,427
    in 1997 and 8,841,937 in 1996                                    916           902
  Capital in excess of par value                                  19,456        19,217
  Foreign currency translation adjustment                            102           313
  Retained earnings (deficit)                                     (6,981)       (4,452)
-----------------------------------------------------------------------------------------------
        Total shareholders' equity                                13,493        15,980
----------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity               $32,635       $41,371
==============================================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                             FOR THE THREE MONTHS ENDED
                                                             --------------------------
                                                              SEPT. 27,      SEPT. 28,
                                                                 1997           1996
---------------------------------------------------------------------------------------
Net sales                                                     $12,553        $17,271
---------------------------------------------------------------------------------------

Cost of sales                                                  12,562         13,470
---------------------------------------------------------------------------------------

Gross margin                                                       (9)         3,801
---------------------------------------------------------------------------------------

Selling expense                                                   907            894
General and administrative expenses                             1,401          1,423
Research and development                                          334            343
Other                                                             189           (609)
---------------------------------------------------------------------------------------

Total expenses                                                  2,831          2,051
---------------------------------------------------------------------------------------
Operating earnings (loss)                                      (2,840)         1,750
---------------------------------------------------------------------------------------

Non-operating income (expense)
  Deferred debt expense                                           (80)          (120)
  Interest income                                                  15             13
  Interest expense                                               (371)          (548)
----------------------------------------------------------------------------------------
                                                                 (436)          (655)
----------------------------------------------------------------------------------------

Earnings (loss) before income taxes                            (3,276)         1,095
Provision for income taxes                                       133            131
----------------------------------------------------------------------------------------
Net income (loss)                                             $(3,409)       $   964
========================================================================================

Earnings (loss) per common share                              $ (0.37)       $  0.11
========================================================================================

Average shares outstanding                                      9,133          9,000
========================================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              FOR THE NINE MONTHS ENDED
                                                              --------------------------
                                                               SEPT. 27,      SEPT. 28,
                                                                 1997           1996
----------------------------------------------------------------------------------------
Net sales                                                        $39,727        $51,128
----------------------------------------------------------------------------------------

Cost of sales                                                     32,332         40,512
----------------------------------------------------------------------------------------

Gross margin                                                       7,395         10,616
----------------------------------------------------------------------------------------

Selling expense                                                    2,905          3,010
General and administrative expenses                                3,560          3,933
Research and development                                           1,126          1,215
Other                                                                467         (1,081)
----------------------------------------------------------------------------------------

Total expenses                                                     8,058          7,077
----------------------------------------------------------------------------------------
Operating earnings (loss)                                           (663)         3,539
----------------------------------------------------------------------------------------
Non-operating income (expense)
  Other                                                               -              15
  Deferred debt expense                                             (260)          (345)
  Interest income                                                     47            114
  Interest expense                                                (1,149)        (1,722)
----------------------------------------------------------------------------------------
                                                                  (1,362)       (1,938)
----------------------------------------------------------------------------------------
Earnings (loss) before income taxes                               (2,025)        1,601
Provision for income taxes                                           504           272
-----------------------------------------------------------------------------------------------------
Net earnings (loss)                                              $(2,529)      $ 1,329
==============================================================================================

Earnings (loss) per common share                                  $(0.28)      $  0.16
==============================================================================================

Average shares outstanding                                         9,079         8,326
==============================================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                FOR THE NINE MONTHS ENDED
                                                                 SEPT. 27,       SEPT. 28,
                                                                  1997             1996
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                            $(2,529)       $ 1,329
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
  Depreciation and amortization                                    1,681          1,918
  Net (gain) on sale of property, plant and
    equipment and other                                               (6)        (1,543)
  Provision for inventory obsolescence                             2,585            127
  Loss on sale of notes receivable                                    --             89
  Change in assets and liabilities, excluding effects
   from acquisitions and foreign currency adjustments:
    Accounts receivable                                            2,676          1,454
    Inventories (net of reserve provisions)                          416            662
    Accounts payable and other accrued expenses                   (4,538)        (7,576)
    Income taxes                                                     539            270
    Other, net                                                       (25)        (1,020)
----------------------------------------------------------------------------------------
Net cash flow provided by (used in) operating
 activities                                                          799         (4,290)
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                         (315)          (477)
  Proceeds from sale of property, plant and
    equipment and other                                               22          2,266
---------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                 (293)         1,789
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of notes payable                                       1,189            590
  Issuance of 12% convertible bonds                                   --          5,842
  Payments of notes payable                                       (1,121)          (590)
  Payments of long-term debt                                      (2,323)        (3,683)
  Receipts on notes receivable                                        --          1,101
  Proceeds from exercise of stock options and stock
   purchase plan, net                                                180             --
---------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities               (2,075)         3,080
---------------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash                   (195)            33
---------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents              (1,764)           612
Cash and cash equivalents at beginning of year                     2,727          2,605
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $  963        $ 3,217
=======================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
    Interest                                                      $1,101        $ 1,696
    Income taxes                                                     $14        $     6
  Non-cash investing and financing activities
    Net conversions of 12% notes into common stock                   $73        $ 1,897
    ===================================================================================

                           OTHER FINANCIAL INFORMATION


UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the nine months ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


INVENTORIES

Inventories are summarized by major classification as follows:

----------------------------------------------------------------------------------------
                                                                 Sept. 27,      Dec. 31,
                                                                   1997          1996
                                                                               (Audited)
----------------------------------------------------------------------------------------
(In thousands of dollars)
  Raw materials and components                                    $8,082         $8,567

  Work-in-process                                                  2,669          3,010

  Finished goods                                                   1,446          1,204

  Allowance for obsolescence                                      (4,798)        (2,403)

  Unliquidated progress payments                                    (130)          (108)
----------------------------------------------------------------------------------------

  Inventories, net                                                $7,269        $10,270
=======================================================================================

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1997 Compared with Third Quarter 1996

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the third quarter of 1997 were $12.6 million, a 27% decrease when compared with $17.3 million for the same period in 1996.

The following chart provides the sales breakdown by segment and subsidiary for the third quarter:

In thousands of dollars                                   1997          1996       % Change
-------------------------------------------------------------------------------------------
ELECTRONIC SYSTEMS SEGMENT
        Codar Technology, Inc.                             $2,743        $8,420        (67%)
        NAI Systems Division                                4,595         3,735         23%
        Lynwood Scientific Dev. Ltd.                        4,525         3,620         25%
        Inter-company                                         (32)          (26)        --
                                                          --------------------------------
  Total Electronic Systems Segment                         11,831        15,749        (25%)

TELECOMMUNICATIONS SEGMENT
        Wilcom, Inc.                                          722         1,522        (53%)
                                                          ----------------------------------

  Total Telecommunications Segment                            722         1,522        (53%)
                                                          ----------------------------------

  TOTAL                                                   $12,553       $17,271        (27%)
                                                          ==================================

Sales in the Electronic Systems segment (net of inter-company eliminations) decreased 25% to $11.8 million from $15.7 million for the same period in 1996. Sales increases of 25% at Lynwood Scientific Development Ltd. and 23% at NAI Systems Division were more than offset by a 67% sales decline at Codar. The sales decline at Codar is attributable to several factors, most notably a decline in Codar's rate of booking new orders for the CHS II product line and rugged work station products. Codar believes the bookings decline to be temporary, however, it must be noted that until the booking rate increases, Codar will continue to report less than optimum operating results. During the third quarter the U.S. Army approved Codar's Rugged 16 Inch and 20 Inch Flat Panel display products and the rugged portable integrated Sun Workstation on the CHS II Contract. The Company has reduced its ongoing operating expenses at Codar to mitigate the potential adverse impact of continuing lower sales. Codar is in the process of rebuilding its internal sales and marketing resources. The sales increases at Systems Division and Lynwood from the same period in 1996 are representative of the increased levels of business at both companies.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects approximately 30% of 1997 sales to be directly to the military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of canceling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 53% to $0.7 million as compared to $1.5 million for the same period in 1996. The decrease in sales is attributable to the rapid decline in sales of their MFT analog line treatment products as well as the slower than expected ramp up in the sales of the new Turbo Amp products. The Company is exploring all available methods to increase revenues and has recently added additional sales personnel in the Telecommunications segment.

The gross margin percentage for the third quarter of 1997 was 0% as compared with 22% in the comparable period in 1996. The following chart provides the gross margin percentage by subsidiary.


                                                          1997                   1996
-------------------------------------------------------------------------------------
Codar Technology, Inc.                                   (75.9%)                 13.5%
NAI Systems Division                                      18.4%                  19.7%
Lynwood Scientific Dev. Ltd.                              29.8%                  33.9%
Wilcom, Inc.                                             (16.9%)                 46.2%


Codar's margin was adversely impacted by a $3.0 million charge substantially related to an inventory write-down which resulted from lower than expected sales along with the final withdrawal from electronic printer products and the addition of certain more advance Codar products on the CHS II program.

Wilcom's margins were adversely impacted by lower shipping volume.

The lower gross margin at Lynwood is attributable to an unfavorable mix of high and low margin sales during the quarter.

Selling expense for the third quarter of 1997 and 1996 were relatively unchanged at $0.9 million for both periods.

General and administrative expenses for the third quarter of 1997 were $1.4 million essentially unchanged from the comparable 1996 figure.

Company-sponsored research and development expenditures for the third quarter of 1997 and 1996 were relatively unchanged at $0.3 million for both periods. The Company expects that internal research and development expenditures will remain relatively constant for the remainder of 1997.

For the third quarter of 1997, the Company had an operating loss of $2.8 million as compared with operating income of $1.8 million for the same period in 1996. The operating loss was attributable to lower sales and a $3.0 million charge substantially related to an inventory write-down at the Company's Codar subsidiary. The 1996 operating income included a gain of $0.75 million from the sale of the Systems Integration Division.

Interest expense and amortization of deferred debt costs, net of interest income, was $0.4 million for the third quarter of 1997 as compared with $0.7 million for the same period in 1996.

The Company recorded income tax expense of $0.1 million in the third quarter of 1997, which equates to an effective tax rate of 31%. The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the entire future tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized.

For the third quarter of 1997 the Company recorded a net loss of $3.4 million as compared with a net profit of $1.0 million in the third quarter of 1996. Earnings (loss) per share were ($0.37) as compared with $0.11 per share for the same period in 1996, based on a weighted average of 9.1 million and 9.0 million shares outstanding, respectively.





First Nine Months of 1997 Compared with First Nine Months of 1996

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the first nine months of 1997 were $39.7 million, a 22% decrease when compared with $51.1 million for the same period in 1996.

The following chart provides the sales breakdown by segment and subsidiary for the first nine months:


In thousands of dollars                              1997          1996         % Change
----------------------------------------------------------------------------------------

ELECTRONIC SYSTEMS SEGMENT
        Codar Technology, Inc.                     $10,977       $25,098         (56%)
        NAI Systems Division                        12,967        10,265          26%
        Lynwood Scientific Dev. Ltd.                13,278        10,278          29%
        Inter-company                                 (564)         (286)         --
                                                   -----------------------------------
          Total Electronic Systems Segment          36,658        45,355         (19%)

TELECOMMUNICATIONS SEGMENT
        Wilcom, Inc.                                 3,069         5,773         (47%)
                                                   -----------------------------------

  Total Telecommunications Segment                   3,069         5,773         (47%)
                                                   -----------------------------------

  TOTAL                                            $39,727       $51,128         (22%)
                                                   ===================================

Sales in the Electronic Systems segment (net of inter-company eliminations) decreased 19% to $36.7 million from $45.4 million for the same period in 1996. Sales increases of 29% at Lynwood Scientific Development Ltd. and 26% at NAI Systems Division were more than offset by a 56% sales decline at Codar. The sales decline at Codar is attributable to several factors, most notably a decline in Codar's rate of booking new orders for the CHS II product line and rugged work station products. Codar believes the bookings decline to be temporary, however, it must be noted that until the bookings rate increases, Codar will continue to report less than optimum operating results. The Company recently reduced its ongoing operating expenses at Codar to mitigate the potential adverse impact of continuing lower sales. Codar is in the process of rebuilding its internal sales and marketing resources. Codar's 1996 sales levels were favorably impacted by delays in shipments from prior years. The sales increases at Systems Division and Lynwood from the same period in 1996 are representative of the increased levels of business at both companies.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects approximately 30% of 1997 sales to be directly to the military or through prime contractors to the military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of canceling a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 47% to $3.1 million as compared to $5.8 million for the same period in 1996. The decrease in sales is attributable to the rapid decline in sales of their MFT analog line treatment products as well as the slower than expected ramp up in the sales of the new Turbo Amp products. The Company is exploring all available methods to increase its revenues and has recently added additional sales personnel in the Telecommunications segment.




The gross margin percentage for the first nine months of 1997 was 18.6% as compared with 20.8% for the same period in 1996. The following chart provides the gross margin percentage by subsidiary.


                                                          1997                   1996
-------------------------------------------------------------------------------------
Codar Technology, Inc.                                    (8.6%)                 11.6%
NAI Systems Division                                      24.8%                  19.7%
Lynwood Scientific Dev. Ltd.                              33.3%                  33.3%
Wilcom, Inc.                                              23.0%                  36.8%

Codar's margin was adversely impacted by a $3.0 million charge substantially related to an inventory write-down which was necessitated by lower than expected sales at Codar and the final withdrawal from electronic printer products and the replacement of some of Codar's products on the CHS II program with new more advanced Codar products.

Lower shipping volume adversely impacted Wilcom's gross margin.

The higher gross margin percentage at NAI Systems Division is attributable to increased shipping volumes and a more favorable mix of development, production and mature product sales.

Selling expense for the first nine months of 1997 was $2.9 million as compared with $3.0 million for the same period in 1996.

General and administrative expenses for the first nine months of 1996 were $3.6 million as compared with $3.9 million for the same period in 1996. The decline is attributable to the Company's continuing goal of reducing its operating expenses.

Company-sponsored research and development expenditures for the first nine months of 1997 were $1.1 million as compared with $1.2 million for the same period in 1996. The Company expects that the rate of IR&D expenditures for the first nine months of 1997 will remain relatively constant for the remainder of the year.

For the first nine months of 1997, the Company had an operating loss of $0.7 million as compared with operating earnings of $3.5 million for the same period in 1996. The operating loss was attributable to lower sales and a $3.0 million charge substantially related to an inventory write-down at the Company's Codar subsidiary. The 1996 operating income included a gain of $1.5 million from the sale of the Systems Integration Division.

Interest expense and amortization of deferred debt costs, net of interest income, was $1.4 million for the first nine months of 1997 as compared with $1.9 million for the same period in 1996.

The Company recorded income tax expense of $0.5 million for the first nine months of 1997, which equates to an effective tax rate of 31%. The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the entire future tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized.

For the first nine months of 1997 the Company recorded a net loss of $2.5 million as compared with a net profit of $1.3 million in the comparable period of 1996. Earnings (loss) per share were ($0.28) as compared with earnings of $0.16 for the same period in 1996, based on a weighted average of 9.1 million and 8.3 million shares outstanding, respectively.




Liquidity and Capital Resources


Cash and cash equivalents totaled $1.0 million at September 27, as compared to $2.7 million at December 31, 1996. Cash provided by operating activities amounted to $0.8 million for the first nine months of 1997, as compared to cash used by operating activities of $4.3 million in the comparable period of 1996. The 1996 period saw a large outflow of funds to the Company's vendors which had been delayed pending completion of the Company's sale of its 12% Convertible Notes.

During the first nine months of 1997, the Company reduced outstanding bank debt by $2.2 million bringing the total amount outstanding to $5.3 million at quarter end. The Company has made payments totaling $4.2 million in excess of requirements and has the right to borrow such amount back if needed.

During the first nine months of 1997, $104,500 of the 12% Convertible Notes were converted into 52,250 shares. At September 27, 1997 $5,122,500 of the 12% Convertible Notes were outstanding.

The Company believes that it has adequate cash, cash flow and borrowing capabilities in place to fund its working capital needs for the foreseeable future.


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

Other Information

The Company entered into a sixth and seventh amendment to its Credit Agreement with the primary lenders providing for certain amendments to the interest rate payable and adjustments to the interest coverage ratio under the credit agreement.

                                  PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K


a)         Exhibits

        10(i) - Sixth Amendment, dated as of July 31, 1997, to Amended and Restated Credit Agreement, dated as of April 12, 1995, as previously amended, among the Registrant, Chemical Bank, a New York banking corporation ("Chemical"), the Bank of New York, a New York banking corporation ("BNY"), and each of the other financial institutions which from time to time becomes a party thereto (together with Chemical and BNY, the "Banks"), BNY as administrative agent (the "Administrative Agent"), and Chemical as collateral agent (the "Collateral Agent").


        10(ii) - Seventh Amendment and Waiver, dated as of November 5, 1997, to Amended and Restated Credit Agreement, dated as of April 12, 1995, as previously amended, among the Registrant, the Banks, the Administrative Agent and the Collateral Agent.


        11 -       Statement re: Computation of Per Share Earnings

        27 -       Financial Data Schedule (Edgar Filing only)


b)         Reports on Form 8-K

               Registrant filed a current report on Form 8-K dated September 25, 1997 with respect to Registrant's press release announcing that the Registrant expected to report a loss for the third quarter, 1997, due to a one-time write-down of approximately $3.0 million that is substantially related to inventory write-downs at its Codar Technology Inc. Subsidiary, lower than anticipated sales at Codar and a faster than anticipated decline in the sales of the Wilcom subsidiary's standard MFT analog line treatment products.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        NAI TECHNOLOGIES, INC.
                                            (Registrant)





DATE  November 6, 1997                  By:\s\Richard A. Schneider
     -------------------------          --------------------------
                                              Richard A. Schneider
                                              Executive Vice President
                                        (On behalf of the registrant and as
                                        Principal Financial Officer)