Form 10-K405
period 1997-12-31
NAI TECHNOLOGIES INC
filed 1998-02-27
CIK 72575

                                                                (Conformed copy)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X]     Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997
                                       OR

            [ ] Transaction Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 0-3704

                             NAI TECHNOLOGIES, INC.

          A New York Corporation       IRS Employer I.D. No. 11-1798773

                 282 New York Avenue, Huntington, New York 11743

                          Telephone No. (516) 271-5685

        Securities Registered Pursuant to Section 12(b) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of February 25, 1998, 9,155,427 shares of common stock were outstanding. The aggregate market value of the shares of common stock (based on the average bid and asked price of these shares on The Nasdaq Stock Market as of February 25,
1998) of NAI Technologies, Inc. held by non-affiliates was approximately $18 million.

Documents Incorporated by Reference:  None.

                             NAI TECHNOLOGIES, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                                                        Page
                                                                                                        ----

                                                   PART I

Item 1.          Business................................................................................3

Item 2.          Properties..............................................................................10

Item 3.          Legal Proceedings.......................................................................11

Item 4.          Submission of Matters to a Vote of Security Holders.....................................11


                                                   PART II

Item 5.          Market for Registrant's Common Stock
                 and Related Stockholder Matters.........................................................12

Item 6.          Selected Financial Data.................................................................13

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................................................14

Item 8.          Consolidated Financial Statements and Supplementary Data................................20

Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................................................20

                                                  PART III

Item 10.         Directors and Executive Officers of the Registrant......................................21

Item 11.         Executive Compensation..................................................................23

Item 12.         Security Ownership of Certain Beneficial Owners and  Management.........................26

Item 13.         Certain Relationships and Related Transactions..........................................28

                                                   PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K.............................................................................29


                                     PART I

ITEM 1.
BUSINESS

The Company through its wholly owned subsidiaries designs, manufactures and markets rugged computer systems, advanced peripheral products, intelligent terminals, high performance workstations, TEMPEST computer systems (which suppress certain radiation to prevent external detectors from reading the data being transcribed) and telecommunications test equipment and transmission products. The Company operates in three distinct operating segments: a Rugged Systems segment, a Systems Integration segment and a Telecommunications segment.

The Rugged Systems segment provides rugged computer products specifically designed for deployment in harsh environments that require special attention to system configurations. This segment's customer base includes the U.S. and foreign armed services and some commercial applications.

The Systems Integration segment provides custom packaged, integrated computer systems and peripherals and sells primarily to the U.S. intelligence agencies.

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

RUGGED SYSTEMS SEGMENT

The Rugged Systems segment is comprised of two operating subsidiaries as follows:

       Codar Technology, Inc., located in Longmont, Colorado ("Codar"); and

       Lynwood Rugged Systems Limited, based in Farnham, United Kingdom ("Lynwood").

Codar. Codar is a leading supplier of rugged computer systems to the U. S. Department of Defense (DOD), primarily through the major U. S. prime contractors, as well as to various overseas defense establishments. Providing rugged system solutions requires Codar to maintain the design, manufacturing and integration capabilities "in house" so as to be able to respond to unique customer requirements. These custom and semi-custom designs are deployed throughout the full spectrum of defense platforms and applications.

Codar's technology/product lines are predominantly focused on high performance computer workstations and displays using the latest commercial-off-the-shelf
(COTS) technologies. The computer processor technology incorporated into Codar products ranges from Intel's Pentium/Pentium Pro to DEC's Alpha to Sun Microsystems' UltraSPARC II. The high performance display products use the latest in CRT and LCD flat panel technologies.

In order to address the defense market employing COTS electronics, Codar designs into each product the basic capability to survive in the hostile environments that normally exist in most defense related platforms. Codar's designs allow the COTS electronics to survive in harsh environments that include temperature and humidity extremes, sand, dust, high shock and severe vibration. Because of their frequent use in command, control, communication, computer and intelligence (C4I) applications, all of Codar's systems are also designed to provide Electromagnetic Interference (EMI) protection. Additional requirements for specific applications are addressed through modification to existing designs or through new designs. In 1997, Codar designed a sunlight readable flat panel monitor to meet a U.S. submarine requirement that would allow it to operate while temporarily submerged.

Codar has developed families of equipment to allow for the flexible development of integrated solutions, an approach now being embraced by the leading commercial computer manufacturers. An excellent example of this approach is Codar's offerings under the US Army's Common Hardware/Software (CHS-2) program, a contract which provides the basic hardware/software infrastructure for the Force XXI "digitization of the battlefield" initiative. Codar provides eight different pieces of rugged equipment, all qualified to one well-defined set of specifications. The equipment includes three different rackmounted computer chassis, a rackmounted mass memory expansion chassis, three different displays (one CRT and two LCD flat panels) as well as a fully integrated portable workstation with keyboard and display. Each computer and expansion chassis can be populated with an approved "menu" of configurations and options. This wide assortment of equipment allows the US Army users to select system configurations that truly address their identified needs in the field.

      Lynwood. Lynwood is a supplier of rugged commercial-off-the-shelf (COTS) computer hardware products, systems and services to the defense market. Each piece of commercial hardware is adapted, protected and presented in a rugged form that enables it to meet individual customer requirements and/or specific military tests and standards. Typically these standards relate to satisfactory performance in extremes of temperature, humidity, altitude, vibration and shock, together with environmental and electromagnetic criteria.

A specialist in the design, development and implementation of rugged COTS hardware for land, sea and airborne forces, Lynwood is based in the UK and actively represented in Europe, Scandinavia, Australia and Southeast Asia, where it also provides a gateway to these markets for Codar and Systems.

In 1997 Lynwood established an Australian subsidiary, Lynwood Rugged Systems Australia (RSA) in response to a growing demand for rugged equipment for existing and new programs in the Region. During 1997 Lynwood RSA received two significant orders, one for a maintenance contract in support of the Australian Army Tactical Command Support System (AUSTACSS), which Lynwood has supplied since 1995, and a second order, from a leading US defense company, for the manufacture of Explorer II workstations.

During 1997 Lynwood continued to upgrade its capabilities by expanding the Engineering Division's in-house environmental test facilities and by installing secure facilities for the special testing of secure communication systems. These investments extend Lynwood's ability to deliver rugged systems and to undertake a comprehensive range of specialist services, including requirements analysis, system design, prototyping and cabling, installation and commissioning of secure and TEMPEST sites. A founding member of the UK Industrial TEMPEST Scheme, Lynwood works to specified procedures and operates a quality system accredited to ISO 9001.

Versatility and superior performance are the hallmarks of Lynwood's successful rugged systems solutions, which are incorporated into many high profile defense programs. Examples include the MC60/VME rugged computer system and FPR 16" rugged flat panel display, which form the rugged hardware element of the RAF Harrier Jet portable data preparation station. Lynwood is the rugged hardware systems integrator for the British Army Attack Helicopter (Apache) ground support system (GSS) and it also supplies the integrated rugged hardware solution in support of the RAF Chinook Helicopter Fleet's generic health and usage monitoring system (GHUMS). Contract awards during 1997 have solidified Lynwood's status as a primary supplier of rugged COTS systems to the Swedish Army, which utilizes rugged multi-platform computers in different configurations in related mobile tactical communications and information systems, TS9000 and ATLE IS, respectively. The FPR 20" rugged flat panel is utilized in the Royal Navy's Command Support System (CSS), and the rugged hardware for the Royal Navy's Submarine Fleet's DCG Re-host tactical support system was designed, developed, tested and installed within sixteen months under contract to BAeSEMA. During 1997 the Directorate General of Information and Communication Services (DGICS) of the Ministry of Defense established an enabling agreement with Lynwood for services relating to a variety of specialist secure communications systems across all MOD sectors and locations.

In response to market needs, several new products are in development for launch in 1998. These include the EXPLORER NT rugged portable workstation, a new variant of the Explorer II supporting Digital's Alpha and Intel's Pentium II processors. The Explorer II is in service around the world, used in applications ranging from army tactical command support systems to aircraft portable maintenance aids. The GENESIS 300 rugged multi-platform computer, a variant of the Genesis SR (short rack) will feature an integral 12" screen and keyboard. Since its launch in 1997 the Genesis SR, which supports applications such as mission planning, tactical communications, combat support and logistics support, has been sold into programs in Europe, Scandinavia and the Far East. The OPUS 16 rugged flat panel with computer, a 16" flat panel display with single board Intel computer housed in a rugged rackmount or portable enclosure, will join the extensive FPR range of rugged flat panel colour displays. LYNWOOD's fixed, rackmount or portable FPR panels, with 12", 13", 16" and 20" displays, currently operate in a variety of land, airborne, surface vessel and submarine environments.


SYSTEMS INTEGRATION SEGMENT


The Systems Integration segment currently consists of one operating company: NAI Technologies-Systems Division Corporation, based in Columbia, Maryland ("Systems Division"). The core business of the Systems Division is providing custom-packaged integrated computer systems for deployment in land vehicles, ships, shelters and other demanding environments including unique physical packaging requirements such as compact size, low weight, specialized air flow and rack mounting.

The Systems Division's products are also designed to withstand a wide variety of adverse environmental conditions including high levels of shock and vibration, temperature and humidity extremes, limitations on electromagnetic emissions and operation at high altitudes. Also, because the systems are often deployed in remote field sites, many of them are designed for unattended operation and all are designed for fast, easy maintenance in the field.

The Systems Division markets directly to various U.S. Government agencies, primarily in the intelligence community. The breadth of the division's technical expertise combined with its systems support capabilities and its excellent track record have earned the division "trusted supplier" status with these agencies.

In addition to its direct relationships with government customers, the division also works in partnership with leading prime contractors such as Lockheed Martin, General Telephone and Electronics and Booz-Allen. These partnerships include a variety of contractual relationships ranging from subcontractor to teammate depending on the nature of the work involved and the scope and term of the contract.

The Systems Division's technical expertise includes "industry standard" computer architectures such as ISA/EISA, PCI, Multibus, VME and S Bus. Software experience includes DOS/Windows, Unix and Real-time operating systems. All of the Systems Division's products are designed around commercial-off-the-shelf components. Because of this, the division actively develops and maintains partnerships with key technology vendors in the computer industry such as Intel Corporation, Sun Microsystems, Motorola, Hewlett Packard, Ross Technologies and many others.

The Systems Division not only provides general-purpose computer systems for deployment in unique environments, but also designs and integrates special purpose systems configured specifically for a variety of target applications. Among these application specialties are communications processing; data acquisition, storage and forwarding; digital signal processing; client/server systems and embedded processing. The division also provides specially packaged monitors, keyboards, printers and peripheral subsystems that are used in conjunction with its computer systems.

As a result of budget pressures and downsizing, many government agencies have begun to outsource some of the support services that had previously been performed in-house. The Systems Division, as a trusted supplier with an installed base of several thousand systems, has been well positioned to provide these services. In addition to the deployable computer platforms that represent its core business, the division now also provides support services such as configuration management, testing, sparing, maintenance and life cycle support.


TELECOMMUNICATIONS SEGMENT


The Telecommunications segment currently consists of one operating company:
Wilcom, Inc. ("Wilcom"), located in Laconia, New Hampshire. Wilcom designs, manufactures and markets products for use in the worldwide telephone industry. The majority of Wilcom's business comes from the Regional Bell Operating companies and the larger independent telephone companies around the world.

The product line is focused on two market segments; test instrumentation for testing analog, optical and digital transmission systems over fiber and copper cable, and telephone transmission products which are used primarily to enhance and improve the quality and/or speed of voice, video and digital data transmission over copper cables.

The test equipment product line has historically been focused on the analog and digital technology but in recent year's fiber optics has been the fastest growing segment. Wilcom continues to expand the fiber optic product line with a focus on rugged portable hand-held products offering reliability and ease of use. The 1997 additions included the FM8515C High Power optical meter, the FS8514 Dual Wavelength optical source and the F6230SC Visual Fault locator. Wilcom also introduced a range of application specific fiber optic Test Kits for optical loss testing and optical fault locating. In addition, Wilcom plans to announce a new line of intelligent fiber optic products starting in 1998.

Wilcom's telephone transmission enhancement products which includes the analog line treatment equipment ("LTE") and the enhanced line powered amplifier ("ELPA") continues to be in demand for the expressed purpose of improving voice quality, increasing data transmission speeds when using dial-up analog modems, and under certain conditions, enhancing the utilization of copper wire lines for broadband signal transmission applications. The proliferation of high-speed analog modems has made the need for better quality phone lines an important issue in the increasingly competitive communications industry. Wilcom's products provide the telephone companies with the opportunity to offer additional services in voice, data and video transmissions over their existing copper networks until broadband digital systems become more readily available.

MARKETING AND SERVICE

The Company sells its products directly to customers and through distributors and serves as a subcontractor to larger prime contractors serving the same customer base. The Company's products are marketed to customers through sales personnel, manufacturers' representatives and distributors. The Company maintains sales offices and sales support in Columbia, Maryland; Westlake Village, California; Longmont, Colorado; Laconia, New Hampshire; Australia; England; and Israel.

The Company provides maintenance and field service for its products through its customer service departments located at each of its manufacturing facilities and at certain customer sites. Some distributors also perform field service for printers. The Company's representatives in Australia, Denmark, England, France, Germany and Israel perform most overseas service.

CUSTOMERS

During 1997 and 1996, sales under contracts with the U.S. Government were approximately 25% and 30%, respectively, of the Company's net sales. The U.S. Government and one other customer each accounted for more than 10% of the Company's sales in 1997 and 1996. The Company's sales are affected by the U.S. defense budget. With continuing discussions on budget cuts, it is difficult to assess what the impact of budget cuts, if any, will be on the Company. It appears that defense outlays will be reduced from past levels. The Company is unaware of any targeted cuts specifically affecting programs using its products. The Company's products are utilized on many different programs. However, changed U.S. Government spending levels could impact the Company's future sales levels. No single U.S. Government contract accounted for greater than 10% of the Company's sales in 1997 or 1996.

FOREIGN SALES

Foreign sales in 1997 and 1996 accounted for approximately 33% and 24%, respectively, of total sales. Such sales, which exclude products sold to the U.S. Government and resold by the U.S. Government for foreign military use, are made primarily to customers in Australia, Canada, Hong Kong, Israel, the United Kingdom, Norway and Western Europe.

The Company's foreign sales are comprised of export sales from the U.S. and foreign revenues from Lynwood. All export sales from the U.S. are payable in U.S. dollars and, therefore, settlement amounts do not fluctuate with changes in exchange rates. All of Lynwood's sales are payable in British currency. Fluctuations in exchange rates between the U.S. dollar and the British pound will impact the Company's operating results. No single country, with the exception of the United Kingdom (47% in 1997 and 70% in 1996) , Australia (10% in 1997 and 18% in 1996), and Norway (28% in 1997 and less than 5% in 1996) accounted for more than 5% of the Company's foreign sales in any of the past two years.

Foreign sales for the past three years have been as follows:




                                       APPROXIMATE
                                          TOTAL                PERCENT OF
                                      FOREIGN SALES           COMPANY SALES
                                      -------------           -------------

    1997...............................$17,230,000                  33%
    1996...............................$16,154,000                  24%
    1995...............................$12,679,000                  21%



BACKLOG

The Company's backlog of orders was $26.9 million at December 31, 1997. Of this amount, 14% represents orders for U.S. military sales. Such orders are subject to termination at the convenience of the U.S. Government with negotiated settlements in which the Company seeks to recover its costs and a reasonable profit. Certain other orders, when subject to cancellation or return, are handled with a restocking charge or by negotiated settlement.

While the Company's backlog is not subject to seasonal factors, it does fluctuate due to timing of orders. The Company expects to produce and ship approximately 48% of its current backlog of orders before the end of 1998.

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

RESEARCH AND DEVELOPMENT

The Company's technological base is characterized by rapid change. As a result, maintenance and expansion of the Company's businesses are partially dependent upon the success of the Company's programs to develop new products and upgrade existing products. The Company's engineering resources have been devoted to the development of new products in every major category of its business.

During the years 1997, 1996 and 1995, the Company's total engineering expenditures were $3,332,000, $3,929,000 and $7,264,000, respectively. Due to the extensive use of COTS-based equipment in the Company's products, the Company's cost of independent research in pursuit of new products and improvements to existing products has declined during the years 1997, 1996 and 1995 to approximately $1,517,000, $1,639,000 and $1,807,000, respectively.
Customer-funded engineering included in cost of sales or inventory, as a contract cost was $1,815,000 in 1997, $2,290,000 in 1996 and $5,457,000 in 1995.

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

MANUFACTURING AND SUPPLIERS

Production of the Company's products requires assembly and testing of components, printed circuit boards and other purchased parts. Quality control, testing and inspection are performed at various steps throughout the manufacturing process.

The Company purchases certain materials and components used in its systems and equipment from independent suppliers. These materials and components are not normally purchased under long-term contracts. The Company purchases minicomputers, workstations, personal computers, mass storage subsystems, high-resolution monitors and keyboards under OEM agreements. The Company believes that most of the items it purchases may be obtained from a variety of suppliers and it normally obtains alternative sources for major items. The Company is dependent on a single supplier or a few suppliers for some items from time to time. The Company believes it is in good standing with all of its vendors.

EMPLOYEES

At December 31, 1997, the Company had approximately 194 employees. The Company has never experienced a work stoppage and a union represents none of its employees. The Company believes its relationship with its employees is good.

ITEM 2.
PROPERTIES

The Company's facilities, which are believed to be adequate to meet the Company's foreseeable needs, are set forth in the following table:



                                                  FACILITIES

                                                                APPROXIMATE
                                                                FLOOR AREA            EXPIRATION
DIVISION OR SUBSIDIARY            LOCATION                      (IN SQ. FT.)              DATE
----------------------            --------                      ------------          ----------
Rugged Systems Segment
----------------------
     Codar                        Longmont, Colorado            42,000 (leased)    November 1, 1999

     Systems                      Columbia, Maryland            25,000 (leased)    November 30, 2001

     Lynwood                      Farnham, England              26,000 (leased)    December 25, 2014

Systems Integration Segment
---------------------------
     Systems                      Columbia, Maryland            25,000 (leased)    November 30, 2001

Telecommunications Segment
--------------------------
     Wilcom                       Laconia, New Hampshire        52,000 (owned)             --

The Company also leases several small sales offices. The Company's corporate office located in Huntington, New York is leased on a short-term basis. The Company pays approximately $1,072,000 per annum for the rental of all its facilities.

ITEM 3.
LEGAL PROCEEDINGS

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

          Period                       High                     Low
          ------                       ----                     ---
1997      First Quarter               $5.19                    $3.50
          Second Quarter               5.56                     4.50
          Third Quarter                5.50                     3.25
          Fourth Quarter               3.63                     1.75

1996      First Quarter               $2.25                    $1.50
          Second Quarter               3.88                     2.06
          Third Quarter                3.88                     3.19
          Fourth Quarter               3.94                     2.75

There have been no cash dividends declared or paid on the Common Stock in 1997 and 1996. The Company's existing credit agreement restricts cash dividends.

As of December 31, 1997, there were approximately 600 record holders of Common Stock, as determined from the records of the transfer agent, American Stock Transfer & Trust Company. Street names are included collectively as a single holder of record. Management estimates that the Company has approximately 2,000 additional shareholders holding stock in street names.

THE WARRANTS

The Company has issued and outstanding warrants (the "Warrants") to purchase 4,112,700 shares of Common Stock of the Company at an exercise price of $2.50 per share, subject to adjustment, exercisable on or prior to February 15, 2002. The Warrants trade on the Nasdaq SmallCap Market under the symbol NATLW. As of December 31, 1997, there were approximately 40 record holders of Warrants as determined from the records of the warrant agent, American Stock Transfer & Trust Company.

THE NOTES

The Company has issued and outstanding 12% Convertible Subordinated Promissory Notes due January 15, 2001, in the aggregate principal amount of $5,122,500 (the "Notes") at December 31, 1997. The Notes are convertible into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustment. The Notes are quoted on the Yellow Sheets of the National Quotations Bureau under the symbol NAI TECH INC 12-2001. As of December 31, 1997, there were approximately 27 record holders of the Notes as determined from the records of the trustee, First Trust National Association.

The Notes and Warrants were issued by the Company in a private placement of the Notes and Warrants on February 15, 1996, February 23, 1996, February 29, 1996 and May 2, 1996. On August 26, 1996 the Company filed with the Commission an effective Registration Statement registering the sale of $6,342,000 of the Notes, 4,119,700 of the Warrants and 8,904,336 shares of the Company's Common Stock.

ITEM 6.
SELECTED FINANCIAL DATA


                                                        (in thousands except per share data)
                                       1997            1996          1995           1994           1993
                                       ----            ----          ----           ----           ----
Net sales                             $51,864         $68,207        $60,008       $54,520        $81,024
Operating earnings (loss) (1)             (31)          5,307         (8,875)      (14,589)         8,960
Net earnings (loss) (1)                (2,369)          2,413        (11,619)      (11,591)         5,455
Per share data:
    Basic earnings (loss) (3)           (0.26)            0.29         (1.57)        (1.69)          0.82
    Diluted earnings (loss) (3)         (0.26)            0.29         (1.57)        (1.69)          0.80
    Cash dividends (2)                     --               --            --            --             --
Total assets at year end               35,681          41,371         48,012        53,720         60,715
Long-term debt                          9,747          12,224         15,573        13,990         10,797
Working capital                        10,930          14,241         10,044        16,665         19,105
Shareholders' equity                   13,748          15,980         10,086        20,296         30,593
Average market price per
    common share at year end (3)        $1.88           $3.75           $1.50        $2.69          $ 6.25
Average common shares outstanding(3)
    Basic                               9,099           8,268          7,382         6,580          6,640
    Diluted                             9,099           8,466          7,382         6,580          6,857

------------------------

(1)   Includes $7,321 in restructuring costs in 1994.

(2)   There have been no cash dividends in the above five fiscal years.

(3) Data has been restated to reflect 4% stock dividends declared in February 1993 and 1994 and a three-for-two stock split paid in August 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

1997 Compared with 1996

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales in 1997 were $51.9 million, a 24% decline when compared with $68.2 million for the same period in 1996.

The following chart provides the sales breakdown by segment and subsidiary for 1997 and 1996.


In thousands of dollars                                       1997            1996           % Change
-----------------------------------------------------------------------------------------------------
RUGGED SYSTEMS SEGMENT
         Codar Technology, Inc.                              $14,579          $32,727         (55%)
         Lynwood Rugged Systems Ltd.                          16,845           14,621          15%
         Inter-company                                          (520)            (434)         --
                                                           -----------------------------------------
Total Rugged Systems Segment                                  30,904           46,914         (34%)

SYSTEMS INTEGRATION SEGMENT
         NAI Systems Division                                 17,217           14,330          20%
         Inter-company                                          (363)            (113)         --
                                                           ---------------------------------------
  Total Systems Integration Segment                           16,854           14,217          19%

TELECOMMUNICATIONS SEGMENT
         Wilcom, Inc.                                          4,106            7,076         (42%)
                                                           ----------------------------------------

   TOTAL                                                     $51,864          $68,207         (24%)
                                                           ========================================






Sales in the Rugged Systems segment (net of inter-company eliminations) declined 34% to $30.9 million from $46.9 million in 1996. A 15% increase in shipments at Lynwood was more than offset by a 55% revenue decline at Codar.

The sales decline at Codar is attributable to several factors, most notably a decline in booking additional orders for the CHS 2 product line and rugged work station products. Codar has reduced its ongoing operating expenses throughout 1997 in order to mitigate the potential adverse impact of continuing lower sales. Although Codar believes the bookings decline to be temporary, Codar will continue to report less than optimum financial results until the bookings rate increases. Codar does not anticipate reaching the sales level achieved in 1996 for several years. The 1996 sales level was favorably impacted by delays in shipments from prior years.

The sales increase at Lynwood is attributable to increased exports to foreign markets particularly in Australia and Scandinavia.

Sales in the Systems Integration segment (net of inter-company eliminations) increased 19% to $16.9 million from $14.2 million in 1996. The Systems Division reported its third consecutive year to year sales increase. In 1997 the Systems Division was awarded several IDIQ (indefinite delivery - indefinite quantity) contracts that have the potential to provide significant business to the Company in 1998 and thereafter. However, the nature of IDIQ contracts is such that there can be no assurance of future business.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, the Company still expects approximately 25% of 1998 sales to be directly to the U.S. military or through prime contractors to the U.S. military compared to 27% in 1997. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of cancellation of any single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 42% to $4.1 million as compared to $7.1 million in 1996. The decrease in sales is attributable to the rapid decline in sales of the MFT analog line treatment products. It is unlikely in the foreseeable future that internal sales growth will enable Wilcom to achieve a sales level commensurate with that achieved in 1996. Consequently, the Company is adjusting its expenses in line with its expected sales volume so as to enhance the prospects for future profitability.

The gross margin percentage for 1997 was 20.2% as compared with 22.7% for 1996. The following chart provides the gross margin percentage by subsidiary.


                                        1997                     1996
---------------------------------------------------------------------
Codar Technology, Inc.                 (1.1%)                   14.4%
Lynwood Rugged Systems Ltd.            33.4%                    34.0%
NAI Systems Division                   23.0%                    20.9%
Wilcom, Inc.                           26.0%                    38.0%


Codar's gross margin was adversely impacted by a $2.0 million charge related to an inventory write-down that was necessitated by lower than expected revenues at Codar, the final withdrawal from electronic printer products and the anticipated decline in sales of certain of Codar's products on the CHS 2 program due to the replacement of those products with new more advanced Codar products.

The Systems Division's gross margins improved in 1997 because the Company received favorable pricing on certain key components that were purchased during the year. It is not likely that the favorable pricing will occur in 1998 and therefore the gross margin percentage in 1998 is expected to be somewhat lower than the level achieved in 1997.

Wilcom's gross margins declined as a result of low shipping volumes and thus poor absorption of fixed overhead costs. It is unlikely that Wilcom will return to pre-1997 gross margin levels due to the fact that line treatment revenues are not expected to reach previous levels.

Selling expense for 1997 was $3.9 million as compared with $4.2 million for the same period in 1996. The 7% decrease was mostly attributable to the decline in sales.

General and administrative expenses for 1997 were $4.5 million as compared with $5.2 million in 1996. The decline is the result of the Company's intention to reduce its expenses to an amount more commensurate with its current revenue level.

Company-sponsored research and development expenditures for 1997 were $1.5 million as compared with $1.6 million for 1996.

The Company reported an operating loss of $0.03 million in 1997 as compared with operating earnings of $5.3 million in 1996. 1996 operating earnings were favorably impacted by the recognition of a gain of approximately $1.5 million from the sale of Codar's Systems Integration Division to Tracor Aerospace Inc. in June 1996. Operating earnings for 1997 were adversely impacted by a $3.0 million charge substantially related to an inventory write-down at Codar.

Interest expense and amortization of deferred debt costs, net of interest income, was $1.8 million in 1997 as compared with $2.5 million in 1996. The decrease is attributable to lower borrowings as well as a rate reduction.

The income tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carryforward, Lynwood is required to pay income taxes in the U.K. The Company is unable to recognize the full tax benefit associated with its U.S. net operating loss carryforward due to uncertainties as to whether or not a future benefit will be realized. When the Company returns to sustained profitability, the benefits of such a tax loss carryforward will be recognized.

The Company recorded a net loss of $2.4 million as compared with a net profit of $2.4 million in 1996. The basic loss per share was $0.26 as compared with earnings of $0.29 per basic share in 1996, based on a weighted average of 9.1 million and 8.3 million shares outstanding, respectively.

1996 Compared with 1995

The following chart provides the sales breakdown by segment and subsidiary for 1996 and 1995.




In thousands of dollars                                       1996            1995           % Change
-----------------------------------------------------------------------------------------------------
RUGGED SYSTEMS SEGMENT
         Codar Technology, Inc.                              $32,727          $27,553           19%
         Lynwood Rugged Systems Ltd.                          14,621           11,587           26%
         Inter-company                                          (434)            (249)          --
                                                           ----------------------------------------
  Total Rugged Systems Segment                                46,914           38,891           21%

SYSTEMS INTEGRATION SEGMENT
         NAI Systems Division                                 14,330           13,504           6%
         Inter-company                                          (113)            (582)          --
                                                           ---------------------------------------
   Total Systems Integration Segment                          14,217           12,922          10%

TELECOMMUNICATIONS SEGMENT
         Wilcom, Inc.                                          7,076            8,195         (14%)
                                                           ---------------------------------------

  TOTAL                                                      $68,207          $60,008          14%
                                                           =======================================


Sales in the Rugged Systems segment (net of inter-company eliminations) increased 21% to $46.9 million from $38.9 million in 1995. Each of the NAI subsidiaries recorded sales increases in 1996 as compared to 1995. Codar's 1995 revenues were adversely impacted by production problems on certain contracts. The increased sales at Lynwood is representative of the increased level of business at this subsidiary.

Sales in the Systems Integration segment (net of inter-company eliminations) increased 10% to $14.2 million from $12.9 million in 1995.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military business operations.

Sales in the Telecommunications segment decreased 14% to $7.1 million as compared to $8.2 million in 1995. The decrease in sales is attributable to reduced line treatment revenues.

The gross margin percentage for 1996 was 22.7% as compared with 8.2% for 1995. The following chart provides the gross margin percentage by subsidiary.

                                           1996                     1995
------------------------------------------------------------------------
Codar Technology, Inc.                    14.4%                    (7.7%)
Lynwood Rugged Systems Ltd.               34.0%                    32.9%
NAI Systems Division                      20.9%                    17.4%
Wilcom, Inc.                              38.0%                    23.0%

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

The entire tax expense pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carryforward, Lynwood is required to pay taxes in the U.K. The Company is unable to recognize the full tax benefit associated with its U.S. net operating loss carry-forward due to uncertainties as to whether or not a future benefit will be realized. When the Company returns to sustained profitability, the benefits of such a tax loss carryforward will be recognized.

The Company recorded a net profit of $2.4 million as compared with a net loss of $11.6 million in 1995. Basic earnings per share were $0.29 as compared with a loss of $1.57 per basic share in 1995, based on a weighted average of 8.3 million and 7.4 million shares outstanding, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $0.6 million at December 31, 1997, as compared to $2.7 million at December 31, 1996. The Company continues to apply all excess cash to reducing its outstanding balances under its bank lines of credit. Cash provided by operating activities amounted to $0.1 million in 1997, as compared to cash used by operating activities of $1.6 million in 1996.

The Company reduced its outstanding borrowings under its secured revolving credit agreement in 1997 by $2.2 million, reducing the total amount outstanding to $5.3 million at year-end. The Company has made payments totaling $2.7 million in excess of contractual requirements and has the right to re-borrow such amount if needed. During 1998, the Company will lose the right to re-borrow such amounts at the rate of $0.75 million per quarter and if no additional payments are made, the Company will be required to repay $0.3 million on December 31, 1998. The remaining amount outstanding is due and payable on January 15, 1999. In order to meet its payment obligations in 1999 the Company intends to refinance all or a substantial portion of the amount due and payable, either through borrowing or other capital sources. The Company does not believe that it will have adequate cash flow from operations to do so. It is the Company's intentions to pursue all available options in order that it meet its obligations. Beginning in the first quarter of 1998, the entire amount outstanding under the secured revolving credit agreement will be classified as a current liability. As a result, several of the balance sheet financial ratios such as the "current ratio" and the "quick ratio" will be adversely impacted. The Company has reviewed its operating forecast in relation to its financial debt covenants. Although certain of the forecasted financial ratios will be close to the required thresholds, the Company believes it will be able to meet all required debt covenants during 1998.

Inflation

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore, do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

Backlog

The backlog of unfulfilled orders at December 31, 1997 was $26.9 million, compared to $30.2 million at December 31, 1996. Approximately 48% of the 1997 year-end backlog is scheduled for delivery over the next twelve months.

Year 2000

NAI is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company does not believe that it has a significant problem in this regard. The cost, if any, to become year 2000 compliant is not expected to be material.

Forward Looking Information


This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, changes in government purchasing policies and budget constraints, competition, the continuity of booking trends, the absence of supply interruptions, new products' market acceptance, warranty performance, the successful and timely integration of research and other risks detailed from time to time in the Company's filings and annual report.

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant are submitted herewith at the end of this document beginning on Page F-1:

Independent Auditors' Report.

Consolidated balance sheets at December 31, 1997 and 1996.

Consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995.

Consolidated statements of shareholders' equity for the years ended December 31, 1997, 1996 and 1995.

Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995.

Notes to consolidated financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The members of the Board of Directors of the Company as of February 25, 1998, together with certain information furnished to the Company by each such person as of such date, are set forth below.



                                     Years Served
Name and Age                         as a Director            Biographical Summary
------------                         -------------            --------------------
Robert A. Carlson(1) 65                    10                 Mr. Carlson is Chairman and Chief
                                                              Executive Officer of the Company.  From
                                                              December 1987 until December 1989, he was
                                                              President and Chief Operating Officer of the
                                                              Company. From December 1989 to October
                                                              1995, he was President and Chief Executive
                                                              Officer of the Company.

Richard A. Schneider, 45                    5                 Mr. Schneider is Executive Vice President,
                                                              Treasurer, Chief Financial Officer and
                                                              Secretary of the Company.  He was elected a
                                                              director of the Company on February 11,
                                                              1993.  From October 1988 until December
                                                              1992, he served as Vice President-Finance
                                                              and Treasurer of the Company.  He was
                                                              elected Secretary of the Company in January
                                                              1990.

Stephen A. Barre(2)(3) 57                   8                 Mr. Barre is Chairman and Chief Executive
                                                              Officer of Servo Corporation of America, a
                                                              communications and defect detection company.

C. Shelton James(1)(3) 58                   8                 Mr. James is Chairman of the Board of Elcotel,
                                                              Inc., a public communications company. He also
                                                              is President and a director of Fundamental
                                                              Management Corporation, an investment
                                                              management company which is the general
                                                              partner of limited partnerships which are
                                                              substantial investors in the Company, and he
                                                              is on the board of directors of Concurrent
                                                              Computer Systems, Inc., a company engaged
                                                              in the manufacture of real time computers,
                                                              SK Technologies, a company engaged in
                                                              development and marketing of point-of-sale
                                                              software, CPSI, Inc., a company engaged in high
                                                              performance computing, Cyberguard Corporation,
                                                              a company involved in internet security, and
                                                              Group Land Systems, Inc., a company involved
                                                              in long distance telephone services.

Edward L. Hennessy, Jr.(2) 69               2                 Mr. Hennessy is the retired Chairman and
                                                              Chief Executive Officer of Allied Signal,
                                                              Inc., a worldwide technology company. Mr.
                                                              Hennessy serves as the Treasurer of March of
                                                              Dimes and he also serves as a trustee of the
                                                              Stevens Institute of Technology. He also is
                                                              a director of The Bank of New York, a New
                                                              York State commercial banking company, Lockheed
                                                              Martin Corp., a designer, manufacturer integrator
                                                              and operator of systems and products in leading
                                                              edge technologies, National Association of
                                                              Manufacturers, Wackenhut Corporation, an
                                                              international provider of security-related
                                                              services and privatized correctional and
                                                              detention facility management and design
                                                              services, and Fundamental Management
                                                              Corporation.  A designee of Fundamental
                                                              Management Corporation, he was elected a
                                                              director of the Company on March 6, 1996.

Charles S. Holmes(1)(2) 53                 2                  A director of the Company since October 3,
                                                              1995, Mr. Holmes is President and sole
                                                              stockholder of Asset Management Associates
                                                              of New York, Inc., a New York-based firm
                                                              specializing in acquisitions of manufacturing
                                                              businesses.  Mr. Holmes founded and was a
                                                              partner in Asset Management Associates, a
                                                              predecessor partnership of Asset
                                                              Management, from 1978 to 1991.  He has
                                                              served since May 1997 as Chairman of the
                                                              Board of Directors of Empire of Carolina,
                                                              Inc., which specializes in the design,
                                                              manufacture and sale of toys.

Dennis McCarthy(3) 51                       2                 Mr. McCarthy, a designee of Mr. Holmes,
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


(1)   Member of the Executive Committee
(2)   Member of the Compensation Committee
(3)   Member of the Audit Committee

Executive Officers of the Company

The current executive officers of the Company are as follows:

Robert A. Carlson, 65, is the Chairman and Chief Executive Officer of the Company. From December 1987 until December 1989, he was President and Chief Operating Officer of the Company. From December 1989 until October 1995, he was President and Chief Executive Officer of the Company.

Richard A. Schneider, 45, is the Executive Vice President, Treasurer and Secretary of the Company. From October 1988 until December 1992, he served as Vice President - Finance and Treasurer of the Company. He was elected Secretary of the Company in January 1990.


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




                                                                         Long Term Compensation
                                                             ------------------------------------------
                               Annual Compensation                       Awards              Payouts
                     ----------------------------------------------------------------------------------
     (a)       (b)       (c)       (d)           (e)             (f)            (g)            (h)           (i)
                                                                            Securities
 Name and                                     Other Annual    Restricted    Underlying                     All Other
 Principal   Fiscal                           Compensation       Stock       Options/         LTIP       Compensation
 Position     Year    Salary($)    Bonus ($)      ($)         Award(s)($)     SARs (#)       Payouts         ($)
-----------------------------------------------------------------------------------------------------------------------
Robert A.     1997   $286,000         --       $800,000(1)       --            --              --         $14,783(3)
Carlson -
President     1996    196,000     $176,000         --            --            --              --          58,295(3)
and Chief
Executive     1995    263,000         --           --            --         250,000(5)         --          59,071(3)
Officer

Richard A.    1997    180,000                   100,000(2)       --          25,000            --           2,275(4)
Schneider -
Executive     1996    124,000       96,000       50,000(2)       --            --              --           7,454(4)
Vice
President,
Treasurer
and Secretary 1995    152,000        8,500         --            --         125,000(5)         --           7,630(4)

------------------------------------------------------------------------------------------------------------------------

------------------------

(1) On December 19, 1996, the Company and Mr. Carlson agreed on the termination of Mr. Carlson's status as an eligible participant under the Supplemental Retirement Plan and the redemption of Mr. Carlson's interest in the SERP by the Company at a redemption price of $800,000. Such amount was paid during 1997. It is estimated that Mr. Carlson, who had 12 years of credited service at the time of the agreement, would have been entitled to receive $131,296 each year commencing at normal retirement age.

(2) On August 7, 1996, the Company and Mr. Schneider agreed on the termination of Mr. Schneider's status as an eligible participant under the Supplemental Retirement Plan and the redemption of Mr. Schneider's interest in the SERP by the Company at a redemption price of $150,000. Such amount was paid during 1996 and 1997. It is estimated that Mr. Schneider, who had 8 years of credited service at the time of the agreement, would have been entitled to receive $65,103 each year commencing at normal retirement age.

(3) Includes $59,071, $58,295 and $13,155 of life insurance premiums paid on term life and split dollar policies by the Company on behalf of Mr. Carlson in each of the years 1995, 1996 and 1997, respectively, as well as $0, $0 and $1,628 of matching contributions made by the Company under the

      401(k) deferred compensation plan and $0, $0 and $0 of contributions made by the Company under the profit sharing portion of such plan for the benefit of Mr. Carlson for each of the years 1995, 1996 and 1997, respectively.

(4) Includes $7,630, $7,454 and $632 of life insurance premiums paid on term life and split dollar policies by the Company on behalf of Mr. Schneider in each of the years 1995, 1996 and 1997, respectively, as well as $0, $0 and $1,643 of matching contributions made by the Company under the 401(k) deferred compensation plan and $0, $0 and $0 of contributions made by the Company under the profit sharing portion of such plan for the benefit of Mr. Schneider for each of the years 1995, 1996 and 1997, respectively.

(5) Options to acquire shares of Common Stock that were granted in fiscal year 1995. At the same time, options for Mr. Carlson (214,485 shares) and Mr. Schneider (95,327 shares) were canceled.


Stock Options

The table below summarizes the options granted to the Named Executives in 1997 and their potential realizable values.


                            Option/SAR Grants in 1997




                                                                                                      Potential Realizable Value of
                                                                                                             Assumed Annual
                                                                                                          Rates of Stock Price
                                                                                                              Appreciation
                                            Individual Grants                                               for Option Term(1)
------------------------------------------------------------------------------------------------------------------------------------
    (a)                   (b)                  (c)                  (d)                 (e)                  (f)         (g)
                      Number of            % of Total
                      Securities           Options/SARs
                      Underlying           Granted to
                      Options/SARs         Employees in        Exercise or Base
Name                  Granted (2)          Fiscal Year         Price ($/Sh)         Expiration Date          5%($)      10%($)
------------------------------------------------------------------------------------------------------------------------------------
Robert A.                -0-                   N/A                   N/A                  N/A                 N/A        N/A
Carlson
President and
Chief
Executive
Officer

Richard A.             25,000                  19%                  $1.88                5 Years            $12,985   $28,694
Schneider
Executive
Vice President
Treasurer and
Secretary

------------------------------------------------------------------------------------------------------------------------------------

(1) Option price compounded annually at 5% and 10% over the five-year term minus the exercise price times the number of shares subject to the option.

(2) Such options were granted on December 23, 1997 and are exercisable at a rate of 50% per year on the first two anniversary dates of the grant. All such options expire after the fifth anniversary of the date of grant.

The table below summarizes the exercise of stock options during 1997 for the Named Executives.


      Aggregated Option/SAR Exercises in 1997 and FY-End Option/SAR Values


(a)                     (b)                  (c)                    (d)                   (e)
                                                                    Number of
                                                                    Securities            Value of
                                                                    Underlying            Unexercised
                                                                    Unexercised           In-the-Money
                                                                    Options/SARs          Options/SARs
                                                                    at FY-End             at FY-End ($)
                        Shares
                        Acquired on          Value                  Exercisable/          Exercisable/
Name                    Exercise             Realized ($)           Unexercisable         Unexercisable (1)
-------------------------------------------------------------------------------------------------------------
Robert A.               -0-                  $ 0                      250,000/0           $0/$0
Carlson -
President and
Chief
Executive
Officer

Richard A.              25,000               $ 70,250                 100,000/25,000      $0/$0
Schneider -
Executive Vice
President
Treasurer and
Secretary


------------------------

(1) Market price at December 31, 1997 minus exercise price times the number of shares underlying the unexercised options.


Employment and Change in Control Agreements

The Company entered into an Employment Agreement with Robert A. Carlson as of January 1, 1997. Pursuant to the employment agreement with Mr. Carlson, the term of his employment commenced on January 1, 1997 and will continue until December 31, 1997 unless extended by Mr. Carlson for a period of one year on or within 30 days prior to each of January 1, 1998 and January 1, 1999 (each an "Extension Date"). Mr. Carlson will be paid salary at a rate of $286,000 per annum which represents a 25% increase in salary from the prior year's level. Assuming that the Company attains certain annual targets, the Company will also pay Mr. Carlson an annual bonus equal to 50% of his salary. The employment agreement with Mr. Carlson also provides that the Company will pay Mr. Carlson $50,000 on each January 15, 1998 and January 15, 1999 if Mr. Carlson continues to serve as Chairman of the Company on each such Extension Date, and an additional $50,000 if Mr. Carlson continues to service as Chief Executive Officer of the Company on each such Extension Date (collectively referred to as the "Executive Bonus"). Mr. Carlson will be eligible to participate in all employee benefit programs. The employment agreement with Mr. Carlson also provides that in the event the Company decides to terminate Mr. Carlson's employment without cause he is entitled to a payment of a pro rata share of unused vacation for the full year plus a pro rata share of his bonus under the Company Bonus Plan, if the Board in its sole discretion so determines, plus a severance payment of the Executive Bonus on the dates he would otherwise be entitled to receive the Executive Bonus. If the Company decides to terminate Mr. Carlson's employment for cause, the Company will provide 20 days written notice, and reason for the termination. Mr. Carlson will have those 20 days to effect a cure to the Company's satisfaction.

In January 1998, Mr. Carlson notified the Company of his intention to extend the contract for an additional year.

Director Compensation

During 1997, each director who was not also an officer of the Company was paid an annual retainer of $15,000, plus $2,500 for each committee that a director serves on, plus a uniform fee of $1,000 for each Board and committee meeting attended in person. During 1997, directors who were also officers of the Company received no remuneration for attendance at Board and committee meetings.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 1997, the members of the Compensation Committee were Charles S. Holmes (Chairman), Stephen A. Barre and Edward Hennessy, Jr. During fiscal year 1997 and formerly, none of such persons was an officer of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a director of the Company. In addition, during the fiscal year ended December 31, 1997, no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning persons or groups who are known by the Company to be the beneficial owners of more than 5% of the Common Stock as of February 25, 1998. The information in the table below is based upon information furnished to the Company by such persons and statements filed with the Securities and Exchange Commission.



                                                       NUMBER OF SHARES OF
                                                          COMMON STOCK                   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIALLY OWNED(1)            COMMON STOCK
------------------------------------                   ---------------------            ------------
Charles S. Holmes
P.O. Box 2850
Southampton, NY  11969 (2)                                3,431,000                         29.6%

Pioneering Management Corporation
60 State Street
Boston, MA  02114 (3)                                       850,000                         9.3%

Fundamental Management Corporation
4000 Hollywood Boulevard
Suite 610N
Hollywood, FL  33021 (4)                                  1,079,336                        11.0%



------------------------

(1) To the knowledge of the Company, beneficial owners named in the above table have sole voting power with respect to the shares listed opposite their names.

(2) Mr. Holmes is a director of the Company. These shares are comprised of 1,000,000 shares of Common Stock, 5,000 stock options exercisable at $3.44 per share, 1,750,000 shares underlying certain Warrants exercisable at $2.50 per share and 300,000 shares underlying certain Warrants exercisable at $3.00 per share, owned by Mr. Holmes; and 219,000 shares of Common Stock and 157,000 shares underlying Warrants exercisable at $2.50 per share owned by an irrevocable trust for the benefit of a child. The ownership percentage is calculated as if such Stock Options, Warrants and Notes had been converted as of February 25, 1998.

(3) These shares are reportedly owned by a passive investor. Pioneering Management Corporation is the investment company advisor of such investor and is registered under Section 203 of the Investment Advisers Act of 1940.

(4) These shares are reportedly owned by various limited partnerships, of which Fundamental Management Corporation is the general partner. C. Shelton James, a director of the Company, is the President and a director of Fundamental Management Corporation. These shares are composed of 400,636 shares of Common Stock, 178,700 shares underlying certain Warrants exercisable at $2.50 per share and 500,000 shares underlying $1,000,000 of Notes convertible into shares at $2.00 per share. Excludes 14,793 shares of Common Stock owned by Mr. James as to which shares Fundamental Management Corporation disclaims beneficial ownership. The ownership percentage is calculated as if such Warrants and Notes had been converted as of February 25, 1998 by Fundamental Management Corporation.


Shares of Common Stock beneficially owned as of February 25, 1998 by each director and executive officer of the Company and by all directors and executive officers of the Company as a group are set forth in the following table. This table is based upon information furnished to the Company by such persons and statements filed with the Securities and Exchange Commission.


                       BENEFICIAL OWNERSHIP OF SHARES (1)



                                                     NUMBER OF SHARES OF
                                                        COMMON STOCK                        PERCENT OF
NAME                                                 BENEFICIALLY OWNED (2)             COMMON STOCK (3)
----                                                 -------------------                ------------
Robert A. Carlson                                         100,467                            1.1%

Stephen A. Barre                                           17,654                              --

Edward L. Hennessy, Jr.                                       -0-                              --

Charles S. Holmes (4)                                   1,000,000                           10.9%

C. Shelton James (5)                                       14,793                              --

Dennis McCarthy                                               -0-                              --

Richard A. Schneider                                       30,042                              --

All directors and officers as a group
(7 persons)                                             1,163,136                           12.7%



------------------------

--  =  Less than 1%

(1) Directors and executive officers have sole voting power and sole investment power with respect to the shares listed opposite their names.

(2) Excludes options exercisable within 60 days of February 25, 1998 for such persons as follows: Mr. Carlson, 250,000, Mr. Barre, 13,120; Mr. Hennessy, 10,000; Mr. Holmes, 5,000; Mr. James, 12,401; Mr. McCarthy, 10,000; Mr.
     Schneider, 100,000; and all directors and officers as a group, 400,521.

(3) The percentages of Common Stock outstanding are based on 9,155,427 shares outstanding on March 11, 1998.

(4) Excludes Warrants to purchase 2,050,000 shares of Common Stock owned by Mr. Holmes and 219,000 shares of Common Stock and Warrants to purchase 157,000 shares of Common Stock owned by an irrevocable trust for which Mr. Holmes disclaims beneficial ownership.

(5) Excludes 400,636 shares of Common Stock, Warrants to purchase 178,700 shares of Common Stock and Notes convertible into 500,000 shares of Common Stock owned by various limited partnerships of which Fundamental Management Corporation, an investment company of which Mr. James is President and a director, as to which shares Mr. James shares voting and dispositive power.


ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Charles S. Holmes, a director of the Company, purchased $2,000,000 principal amount of Notes and Warrants (the "Units") to purchase 500,000 shares of Common Stock issued pursuant to the private placement (the "Investment Transaction") of the Units by the Company in exchange for the 12% Subordinated Promissory Notes of the Company held by him in the aggregate principal amount of $2,000,000. Mr. Holmes also received an additional 1,200,000 Warrants for past advisory services in connection with the Investment Transaction and the engagement of Commonwealth Associates as the Company's placement agent. Pursuant to an agreement between Mr. Holmes and the Company on May 9, 1996, which provided for the immediate grant to Mr. Holmes of warrants to purchase 300,000 shares of Common Stock exercisable at any time and from time to time on or before February 15, 2002 at an exercise price of $3.00 per share, subject to adjustment in certain events, Mr. Holmes converted the Notes held by him in the aggregate principal amount of $2,000,000 into one million shares of Common Stock which he currently owns.

C. Shelton James, a director of the Company, is the president and a director of Active Investors II, Ltd. ("Active Investors"), a company which, together with certain affiliated limited partnerships, currently owns shares of Common Stock of the Company. In connection with the Investment Transaction, Active Investors purchased 900 Units from the Company in exchange for 12% Subordinated Promissory Notes of the Company held by him in the aggregate principal amount of $900,000. On May 2, 1996, Active Investors purchased additional Notes in the aggregate principal amount of $100,000 and Warrants to purchase 25,000 shares of Common Stock.

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

         10(x) Employment Agreement, entered into as of January 1, 1997, between NAI Technologies, Inc. and Robert A. Carlson.

         10(xi) Amendment No. 2 to Employment Agreement, entered into as of January 2, 1997, between NAI Technologies, Inc. and Richard A. Schneider.

         10(xii) Settlement Agreement and Release, entered into as of December 19, 1996, between NAI Technologies, Inc. and Robert A. Carlson.

         10(xiii) Sixth Amendment, dated as of July 31, 1997 to Amended and Restated Credit Agreement, dated as of April 12, 1995, as previously amended, amongst the Registrant, the Banks, the Administrative Agent, and the Collateral Agent.

         10(xiv) Seventh Amendment, dated as of November 1997, to Amended and Restated Credit Agreement, dated as of April 12, 1995, as previously amended, amongst the Registrant, the Banks, the Administrative Agent, and the Collateral Agent.

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

(d)  Not applicable.

                               S I G N A T U R E S



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NAI TECHNOLOGIES, INC.

                                            By: /s/ Richard A. Schneider
                                                ------------------------
                                                Richard A. Schneider
Date:  February 26, 1998                        Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




Signature                                          Title                                        Date
----------                                         ------                                       ----
/s/ Robert A. Carlson                              Chairman, Chief Executive                February 26, 1998
---------------------                              Officer and Director
Robert A. Carlson                                  (Chief Executive Officer)


/s/ Stephen Barre                                  Director                                 February 26, 1998
-----------------
Stephen Barre


/s/ Edward L. Hennessy, Jr.                        Director                                 February 26, 1998
---------------------------
Edward L. Hennessy, Jr.


/s/ Charles S. Holmes                              Director                                 February 26, 1998
---------------------
Charles S. Holmes


/s/ C. Shelton James                               Director                                 February 26, 1998
--------------------
C. Shelton James


/s/ Dennis McCarthy                                Director                                 February 26, 1998
-------------------
Dennis McCarthy


/s/ Richard A Schneider                            Executive Vice President,                February 26, 1998
-----------------------                            CFO, Treasurer, Secretary
Richard A Schneider                                and Director (Chief Financial
                                                   and Accounting Officer)

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                  Page
                                                                  ----
Independent Auditors' Report                                      F-2

Consolidated Balance Sheets at December 31, 1997 and 1996         F-3

Consolidated Statements of Operations - Years ended               F-4
    December 31, 1997, 1996 and 1995

Consolidated Statements of Shareholders' Equity -                 F-5
    Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows - Years ended               F-6
    December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                        F-7

Consolidated Financial Statement Schedules:
        II - Valuation and Qualifying Accounts                    F-29


Schedules not listed above have been omitted either because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
and Stockholders
NAI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NAI Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAI Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                         KPMG PEAT MARWICK LLP

Jericho, New York
February 9, 1998

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,
(in thousands, except share amounts)                                1997              1996
------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $   585          $  2,727
   Accounts receivable, net                                       11,742            12,693
   Inventories, net                                                9,320            10,270
   Deferred tax asset                                                148               173
   Other current assets                                              497               597
------------------------------------------------------------------------------------------
       Total current assets                                       22,292            26,460
------------------------------------------------------------------------------------------

Property, plant and equipment, net                                 2,986             3,523
Excess of cost over fair value of net assets acquired, net         9,073             9,707
Other assets                                                       1,330             1,681
------------------------------------------------------------------------------------------
       Total assets                                              $35,681           $41,371
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $ 7,465           $ 6,907
   Notes payable                                                     571                --
   Current installments of long-term debt                            311               158
   Accrued payroll and commissions                                   302               680
   Other accrued expenses                                          2,116             3,894
   Income taxes payable                                              597               580
------------------------------------------------------------------------------------------
   Total current liabilities                                      11,362            12,219
------------------------------------------------------------------------------------------

Long-term debt                                                     9,747            12,224
Other accrued expenses                                               783               912
Deferred income taxes                                                 41                36
------------------------------------------------------------------------------------------
   Total liabilities                                              21,933            25,391
------------------------------------------------------------------------------------------
Commitments and contingent liabilities
------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
   Capital Stock:
       Preferred stock, no par value, 2,000,000
         shares authorized and unissued                               --                --
       Common stock, $.10 par value, 25,000,000
         shares authorized; 9,155,427 and
         9,016,937 shares issued in 1997 and 1996                    916               902
   Capital in excess of par value                                 19,457            19,217
   Foreign currency translation adjustment                           196               313
   Accumulated deficit                                            (6,821)           (4,452)
------------------------------------------------------------------------------------------
       Total shareholders' equity                                 13,748            15,980
------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                $35,681           $41,371
==========================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)      1997          1996         1995
-------------------------------------------------------------------------------
Net sales                                   $51,864       $68,207      $60,008
Cost of sales                                41,377        52,712       55,100
------------------------------------------------------------------------------
Gross margin                                 10,487        15,495        4,908
------------------------------------------------------------------------------

Selling expenses                              3,894         4,192        4,971
General and administrative expenses           4,532         5,242        6,517
Research and development costs                1,517         1,639        1,807
Other (income) expense                          575          (885)         488
------------------------------------------------------------------------------
Total expenses, net                          10,518        10,188       13,783
------------------------------------------------------------------------------
Operating earnings (loss)                       (31)        5,307       (8,875)
------------------------------------------------------------------------------

Non-operating income (expense):
    Other                                        --            15           --
    Amortization of deferred debt costs        (341)         (456)        (895)
    Interest income                              61           152          195
    Interest expense                         (1,498)       (2,209)      (1,667)
------------------------------------------------------------------------------
                                             (1,778)       (2,498)      (2,367)
------------------------------------------------------------------------------

Earnings (loss) before income taxes          (1,809)        2,809      (11,242)
Income tax expense                              560           396          377
------------------------------------------------------------------------------
Net (loss) earnings                         $(2,369)       $2,413     ($11,619)
==============================================================================
Basic (loss) earnings per common share      $ (0.26)       $ 0.29     ($  1.57)
==============================================================================
Diluted (loss) earnings per common share    $ (0.26)       $ 0.29     ($  1.57)
==============================================================================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                              CAPITAL                                              TOTAL
                                                  COMMON     IN EXCESS      NOTE     TRANSLATION    ACCUMULATED  SHAREHOLDERS'
(IN THOUSANDS)                                     STOCK       OF PAR    RECEIVABLE   ADJUSTMENT      DEFICIT       EQUITY
--------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1995                             $717      $14,730        ($12)        $107       $  4,754      $ 20,296

  Net loss                                            --           --          --           --        (11,619)      (11,619)
  Foreign currency translation adjustment             --           --          --          (64)            --           (64)
  Common stock issued in debt restructuring           25          475          --           --             --           500
  Issuance of stock warrants in connection
    with debt offering                                --          913          --           --             --           913
  Exercise of employee stock options and
    stock purchases under stock purchase plan          4           56          --           --             --            60
                                                    ----------------------------------------------------------------------------

BALANCE DECEMBER 31, 1995                            746       16,174         (12)          43         (6,865)       10,086

  Net earnings                                        --           --          --           --          2,413         2,413
  Foreign currency translation adjustment             --           --          --          270            --            270
  Issuance of stock warrants in connection
    with debt offering                                --        1,060          --           --            --          1,060
  Payment of note receivable                          --           --          12           --            --             12
  Conversion of convertible debt, net
   of issuance costs                                 156        1,983          --           --            --          2,139
                                                    ----------------------------------------------------------------------------

BALANCE DECEMBER 31, 1996                            902       19,217          --          313         (4,452)       15,980

  Net loss                                            --           --          --           --         (2,369)       (2,369)
  Foreign currency translation adjustment             --           --          --         (117)            --          (117)
  Exercise of employee stock options, net and
    stock purchases under stock purchase plan          8          155          --           --             --           163
  Exercise of stock warrants                           1           17          --           --             --            18
  Conversion of convertible debt, net
   of issuance costs                                   5           68          --           --             --            73
                                                    ----------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                           $916      $19,457        $ --         $ 196       ($6,821)      $13,748
                                                    ============================================================================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED DECEMBER 31,
(in thousands)                                                         1997         1996         1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                              ($2,369)     $ 2,413     ($11,619)
   Adjustments to reconcile net earnings (loss) to cash (used in)
     provided by operating activities:
        Depreciation and amortization                                 2,161        2,548        2,979
        (Gain) loss on disposal of property, plant and equipment         (6)      (1,492)           1
        Provision for inventory obsolescence                          2,651           88        2,248
        Loss on sale of notes receivable                                 --           89           --
        Changes in operating assets and liabilities, excluding
          foreign currency adjustments:
             Accounts receivable                                        951          648       (1,227)
             Inventories                                             (1,701)       1,543         (191)
             Accounts payable and other accrued expenses             (1,727)      (6,965)       3,545
             Income taxes                                                47           73        4,328
             Other, net                                                  87         (594)          57
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      94       (1,649)         121
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Contingent payment on purchase of KMS Advanced Products               --           --         (103)
   Purchase of property, plant and equipment                           (538)        (566)        (886)
   Proceeds from sale of division, property, plant and equipment         24        2,990          443
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                    (514)       2,424         (546)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuances of notes payable                                         1,692          590            6
   Issuances of 12% convertible notes                                    --        5,842        2,500
   Payments of notes payable                                         (1,121)        (590)        (133)
   Payments for debt restructuring                                       --           --         (345)
   Payments of long-term debt                                        (2,369)      (7,856)        (656)
   Receipts on notes receivable                                          --        1,113           --
   Proceeds from exercise of stock options and stock purchase plan      163           --           60
   Proceeds from exercise of stock warrants                              18           --           --
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                  (1,617)        (901)       1,432
------------------------------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash                      (105)         248          (60)
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                 (2,142)         122          947
Cash and cash equivalents at beginning of year                        2,727        2,605        1,658
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $  585     $  2,727     $  2,605
======================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid for (received):
       Interest                                                    $  1,477     $  2,238     $  1,506
       Income taxes                                                     571          398       (4,697)
   Non-cash investing and financing activities:
       Common stock issued in debt restructuring                         --           --          500
       Notes receivable from sale of property, plant and equipment       --           --        1,190
       Conversion of 12% notes into common stock                         73        2,139           --
========================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

1.      SUMMARY OF ACCOUNTING POLICIES

        Description of Business: NAI Technologies, Inc. designs, manufactures and markets rugged computer systems, advanced peripheral products, high performance workstations, TEMPEST computer systems, telecommunications test equipment and transmission products, and integrated systems for defense, military, government-related and commercial businesses. The Company's customer base includes commercial markets requiring rugged, mobile computer and communications systems, U.S. and foreign armed services and intelligence agencies, and the regional Bell operating companies and independent telephone companies. Net sales to the U.S. Government for the years ended December 31, 1997, 1996 and 1995 were $13,205,000, $20,619,000 and $22,665,000, respectively. Net sales to one other customer accounted for 17% and 16% of the Company's sales in 1997 and 1996, respectively.

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

        Foreign Currency Translation: The financial statements and transactions of the Company's foreign subsidiary are maintained in its functional currency. For consolidation purposes, assets and liabilities of the Company's U.K. subsidiary have been translated at rates of exchange at the end of the period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during each period. Translation gains and losses are accumulated as a separate component of shareholders' equity. Gains and losses resulting from transactions denominated in a currency other than the Company's functional currency are included in other operating expense in the consolidated statements of operations. There were no significant gains or losses from foreign currency transactions in the years presented.

        Financial Statement Reclassification: Certain reclassifications have been made to prior years' financial statements to conform to the 1997 presentation.

        Cash Equivalents: The Company classifies investments that are readily convertible into cash, and have maturities of three months or less at the time of purchase, as cash equivalents.

        Inventories: Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Work in process is stated at total costs incurred, reduced by estimated costs of units delivered, not in excess of net realizable value. The Company's business is characterized by rapid change that frequently results in product obsolescence. The Company continually reviews its on-hand quantities and compares such to current business levels and future expectations regarding usage. Adjustments to the carrying values of inventory are made when quantities on hand are not justified by anticipated future usage.

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

        Excess of Cost over Fair Value of Net Assets Acquired: The excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight line basis over a period of twenty years. The Company reviews the significant assumptions that underlie the twenty-year amortization period on a quarterly basis and will shorten the amortization period if considered necessary. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. Accumulated amortization was approximately $2,995,000 and $2,362,000 at December 31, 1997 and 1996, respectively. The amortization expense associated with these amounts is included in other operating expense in the consolidated statements of operations and amounted to $633,000, $632,000 and $630,000 in 1997, 1996 and 1995, respectively.

        Long-lived assets: In fiscal 1996 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long lived assets by determining whether the asset balance can be recovered through projected undiscounted future cash flows. During 1996 the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

        Revenue Recognition: Sales are recorded when title passes (either at shipment or customer acceptance). In some limited cases, a sale may be recorded upon the completion of a specific contractual task such as the issuance of a test report. Cost of goods sold is based upon average estimated cost per unit. Sales and profits on cost reimbursable contracts are recognized as costs are incurred. Sales and estimated profits under long-term contracts are recorded under the percentage of completion method of accounting using the cost to cost method. Costs include direct engineering and manufacturing costs, applicable overhead costs and special tooling and test equipment costs. All selling, general and administrative expenses are charged to operations as incurred. Warranty expense is accrued based upon the historical relationship between sales and warranty claims. Estimated losses are provided for in full when identified.

        Income Taxes: Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.

        Earnings (Loss) Per Share: In 1997 the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding increased by dilutive common stock options and warrants, common stock subscribed to under the Employee Stock Purchase Plan and the effect of assuming the conversion of the outstanding 12% convertible notes. Prior year earnings per share data has been restated to apply the provisions of SFAS 128. The table below provides the components of the per share computations.


        (in thousands except per share data)              1997           1996          1995
        ------------------------------------------------------------------------------------
        BASIC EPS COMPUTATION
           Net (loss) earnings                         ($2,369)         $2,413     ($11,619)

           Weighted average common
              shares outstanding                         9,099           8,268        7,382

           Basic (loss) earnings per share              ($0.26)         $ 0.29     ($  1.57)
           =================================================================================

        DILUTED EPS COMPUTATION
           Net (loss) earnings                         ($2,369)         $2,413     ($11,619)

           Adjusted (loss) earnings                    ($2,369)         $2,413     ($11,619)

           Weighted average common
              shares outstanding                         9,099           8,268       7,382
           Stock options & warrants                         --             198          --
           12% convertible notes                            --              --          --
                                                        ------------------------------------

           Diluted common shares outstanding             9,099           8,466       7,382

           Diluted (loss) earnings per share           ($ 0.26)         $ 0.29     ($ 1.57)
           =================================================================================

           The assumed conversion of the outstanding 12% convertible notes was excluded from the diluted earnings per share in 1997 and 1996 since they were anti-dilutive.

        Fair Value of Financial Instruments: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value and net book value of the Company's 12% convertible subordinated promissory notes at December 31, 1997 were $4,483,000 and $4,722,000, respectively. The book value of the secured revolving credit obligation on December 31, 1997 approximated fair value since it has a prime based interest rate that is adjusted for market rate fluctuations.

        Accounting for Stock-Based Compensation: The Company records compensation expense for employee stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On January 1, 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee and directors' stock options but has elected to disclose the pro forma net earnings and pro forma earnings per share to account for employee stock option grants beginning in 1995 as if such method had been used to account for such stock-based compensation cost.

2.      ACCOUNTS RECEIVABLE

        Accounts receivable at December 31, consisted of the following:


        (in thousands)                                                     1997           1996
        --------------------------------------------------------------------------------------
        Amounts receivable from United States Government:
           Amounts billed                                               $ 3,489        $ 3,891
           Unbilled contract receivables                                     59             47
        --------------------------------------------------------------------------------------
                                                                          3,548          3,938
        Amounts receivable from others:
           Amounts billed                                                 6,663          8,564
           Unbilled contract receivables                                  1,629            449
        --------------------------------------------------------------------------------------
                                                                          8,292          9,013
        --------------------------------------------------------------------------------------
                                                                         11,840         12,951
        Allowance for doubtful accounts                                     (98)          (258)
        ---------------------------------------------------------------------------------------

                                                                        $11,742        $12,693
        =======================================================================================

        Unbilled contract receivables represent revenue earned but not yet billed to customers at year-end. The Company expects that substantially all of these amounts will be billed and collected within one year.

3.      INVENTORIES

        Inventories at December 31, summarized by major classification, were as follows:


        (in thousands)                                   1997         1996
        -----------------------------------------------------------------------
        Raw materials and components                     $ 9,360       $ 8,567
        Work-in-process                                    3,086         3,010
        Finished goods                                     1,426         1,204
        Allowance for obsolescence                        (4,033)       (2,403)
        Unliquidated progress payments                      (519)         (108)
        -----------------------------------------------------------------------
                                                         $ 9,320       $10,270
        =======================================================================


4.      OTHER CURRENT ASSETS

        Other current assets at December 31, consisted of the following:

        (in thousands)                                      1997          1996
        ----------------------------------------------------------------------
        Prepaid insurance                                $   171       $   249
        Other prepaid expenses                               326           348
        ----------------------------------------------------------------------
                                                         $   497       $   597
        ======================================================================


5.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31, consisted of the following:

        (in thousands)                                      1997         1996
        -----------------------------------------------------------------------
        Land                                             $   300       $   300
        Buildings                                          1,900         1,900
        Machinery and equipment                            7,245         7,807
        Furniture and fixtures                               565           681
        Leasehold improvements                               516           404
        -----------------------------------------------------------------------
                                                          10,526        11,092
        Less accumulated depreciation and
           amortization                                   (7,540)       (7,569)
        -----------------------------------------------------------------------
                                                         $ 2,986       $ 3,523
        =======================================================================


6.      OTHER ACCRUED EXPENSES--CURRENT

        Other accrued expenses--current at December 31, consisted of the following:


        (in thousands)                                      1997          1996
        ----------------------------------------------------------------------
        Supplemental retirement                          $   --         $  800
        Employee benefits                                   462            949
        Insurance payable                                   182            164
        Purchase liabilities                                129            257
        Warranty                                            359            688
        Deferred revenue                                    276            296
        Contract losses                                     116             58
        Taxes, other than income                             50            115
        Interest                                            153            134
        Other                                               389            433
        ----------------------------------------------------------------------

                                                         $2,116         $3,894
        ======================================================================


7.      DEBT

        Long term debt at December 31, consisted of the following:

        (in thousands)                                                      1997         1996
        -------------------------------------------------------------------------------------
        Secured revolving credit with quarterly step-downs of
          $750,000 and interest at prime plus 1%
          (9.5% at December 31, 1997)                                    $ 5,300       $ 7,500

        Notes payable, generally secured by specified
          machinery and equipment, with interest at 10%                       36           206

        12% Convertible Subordinated Promissory
          Notes due January 15, 2001                                       5,123         5,227
        --------------------------------------------------------------------------------------
                                                                          10,459        12,933

        Original issue discount on 12% Notes                                (401)         (551)
         Less current installments                                          (311)         (158)
        --------------------------------------------------------------------------------------

                                                                         $ 9,747       $12,224
        ======================================================================================


        Aggregate principal payments for the five years subsequent to December 31, 1997 are as follows (in thousands):

                    1998                    $   311
                    1999                      5,025
                    2000                         --
                    2001                      5,123
                    2002                         --
                                            -------
                                            $10,459
                                            =======


        Effective February 15, 1996 the Company entered into an amendment to its credit agreement with its bank lenders which amended and extended the payment provisions contained therein and reset certain financial covenants on more favorable terms for the Company. The revised credit agreement provides for quarterly principal payments of $500,000, beginning on March 31, 1996, and payments of $750,000 beginning on March 31, 1997 and paid through December 31, 1998. The remaining principal balance is due on January 15, 1999. The Company intends to refinance all or a substantial portion of the amount due and payable, either through borrowing or other capital sources. Interest is payable monthly and was amended in 1997 from a rate of 1 3/4% above prime to 1% above prime. The loan covenants require that the Company maintain certain minimum levels of net worth, current ratio and quick ratio. They also limit capital expenditures and the payment of cash dividends. As of December 31, 1997 the Company had made prepayments of $2,725,000.

        At various times from February 15, 1996 to May 2, 1996, the Company issued an aggregate of $8,342,000 of 12% convertible subordinated promissory notes due January 15, 2001 and warrants to purchase an aggregate of 2,085,500 shares of the Company's Common Stock. The Notes are convertible by the holders into shares of Common Stock at a conversion price equal to $2.00 per share. Interest on the Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Notes mature on January 15, 2001.
        The Notes may be prepaid by the Company without premium or penalty at any time after January 15, 1999. The Notes are unsecured obligations of the Company and contain certain restrictions on the Company's assets not otherwise encumbered by the holders of the senior indebtedness. As of December 31, 1997, $3,219,500 of such Notes had been converted into Common Stock.

        In addition to the Warrants noted above, the Company issued 2,034,200 Warrants to the lead investor and placement agent. All Warrants entitle the holders thereof to purchase shares of Common Stock at any time on or before February 15, 2002, at an exercise price equal to $2.50 per share of Common Stock. The Warrants are detachable and separately transferable. The Warrants were valued at $0.50 each. Such value was derived based upon an evaluation by an independent third party and included a review of both current and historical stock price data, the lack of liquidity afforded to the Warrants, the results of various quantitative methodologies, the Company's financial position and historical and projected cash flows. The Warrants issued in conjunction with the Notes are recorded as original issued discount on the Company's balance sheet. The Warrants issued to the lead investor and the placement agent are recorded as deferred debt costs and are included in other assets in the accompanying consolidated balance sheet.

        On May 9, 1996, the Company entered into an agreement with Charles S. Holmes, a member of the Company's Board of Directors, that in consideration of his converting the Note in the aggregate unpaid principal amount of $2,000,000 held by him into 1,000,000 shares of Common Stock, the Company would immediately issue warrants to purchase 300,000 shares of Common Stock exercisable at any time on or before February 15, 2002 at $3.00 per share. The warrants were valued at $0.50 per warrant and the Company recorded a charge to operations of $150,000 in 1996.

        The Company's U.K. subsidiary has a credit facility (sterling overdraft) with a U.K. bank. The credit facility amounts to 'L'600,000 (approximately $990,000) and bears interest at 1 3/4% above the U.K. base rate (7 1/4% at December 31, 1997). This facility is renewable in March 1998. The amounts outstanding under the credit facility at December 31, 1997 and 1996 were $571,000 and $-0-, respectively. The maximum month end borrowings under the credit facility during the years ended December 31, 1997 and 1996 were 'L'673,000 and 'L'346,000
        (approximately $1,120,000 and $543,000, respectively). The average short term borrowings for the years ended December 31, 1997 and 1996 were 'L'140,000 and 'L'29,000 (approximately $231,000 and $50,000, respectively). The weighted average interest rate during the years ended December 31, 1997 and 1996 was 8.40% and 8.23%, respectively.

8.      OTHER ACCRUED EXPENSES - NON-CURRENT

        Other accrued expenses - non-current at December 31, consisted of the following:

        (in thousands)                                      1997          1996
        -----------------------------------------------------------------------
        Deferred compensation                             $  433         $ 473

        Other                                                350           439
        -----------------------------------------------------------------------
                                                          $  783         $ 912
        =======================================================================


        In 1981, the Company entered into agreements with two former officers which provide for the payments to each of $25,000 per year, adjusted for the cumulative effects of inflation from inception of the agreement, over a period of 15 years. Such deferred compensation payments commenced on January 1, 1990. The 1998 payment to each of the former officers will be approximately $43,000.



9.      OTHER (INCOME) EXPENSE

        Other (income) expense for the years ended December 31, are as follows:

        (in thousands)                        1997          1996          1995
        -----------------------------------------------------------------------
        Gain on sale of division (1)        $   --       ($1,510)        $   --
        Amortization of goodwill               633           632            629
        Other                                  (58)           (7)          (141)
        -----------------------------------------------------------------------

                                            $  575       ($  885)        $  488
        =======================================================================


(1) In June 1996, the Company sold the assets of its Systems Integration division which operated within the Codar Technology subsidiary.

10.     INCOME TAXES

        The Company and its domestic subsidiaries file a consolidated Federal income tax return. The (loss) income before provision for income taxes for the years ended December 31, 1997, 1996 and 1995 were ($1,809,000), $2,809,000 and ($11,242,000), respectively, comprised of domestic (loss) income of ($3,859,000), $1,641,000 and ($12,077,000), respectively and foreign income of $2,050,000, $1,168,000 and $835,000, respectively. The provision for income taxes consisted of the following items:

        (in thousands)                 1997               1996              1995
        ------------------------------------------------------------------------
        Current:
               Federal             ($   85)             $  --            $   --
               State                    --                 --                --
               Foreign                 615                533               377
        -----------------------------------------------------------------------
                                       530                533               377
        -----------------------------------------------------------------------
        Deferred:
               Federal                  --                 --                --
               State                    --                 --                --
               Foreign                  30               (137)               --
        -----------------------------------------------------------------------

                                        30               (137)               --
        -----------------------------------------------------------------------

        Total income tax expense    $  560             $  396            $  377
        =======================================================================


        The tax effects of temporary differences that gave rise to significant portions of the net deferred tax asset and (liability) at December 31, 1997, and 1996 are as follows:


        (in thousands)                                  1997            1996
        -----------------------------------------------------------------------
        Deferred tax assets:

               Net operating loss carryforward          $4,603          $3,389
               AMT credit carryforward                     514             514
               Inventories                                 916             401
               Supplemental retirement obligation           --             204
               Accrued vacation                             66              81
               Deferred compensation                       177             186
               Other                                       208             392
               Plant and equipment                         333             109
               Valuation allowance                      (6,669)         (5,103)
        -----------------------------------------------------------------------

                                                        $  148          $  173
        -----------------------------------------------------------------------

               Deferred tax liabilities non-current:

                  Other                                    (41)            (36)
        -----------------------------------------------------------------------

                                                           (41)            (36)
        -----------------------------------------------------------------------

                                                        $  107          $  137
        =======================================================================


        The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized through the realization of future taxable income.

        A reconciliation of the provision for income taxes computed at the Federal statutory rate to the actual provision for income taxes is as follows:

        (in thousands)                                       1997           1996          1995
        --------------------------------------------------------------------------------------
        Expected tax expense (benefit)                    ($  615)       $   955       ($3,822)
        Increases (decreases) resulting from:
           Adjustment of prior years' income taxes           (344)            --          (350)
           Non-deductible expenses                            106            214           278
           Other                                             (153)          (250)          246
           Change in valuation allowance                    1,566           (523)        4,025
        --------------------------------------------------------------------------------------

        Actual income tax expense                          $  560        $   396        $  377
        ======================================================================================


        No provision has been recorded for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

        At December 31, 1997, the Company has U.S. net operating loss carryforwards of $13,549,000, expiring at various dates beginning in 2009 to 2012.

11.     SHAREHOLDERS' EQUITY

        The Company has three stock option plans -- the 1991 Stock Option Plan, the 1993 Stock Option Plan for Directors, and the 1996 Stock Option Plan.

        THE 1991 STOCK OPTION PLAN

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

        THE 1993 STOCK OPTION PLAN FOR DIRECTORS

        Options under the Directors' Plan are non-qualified stock options and non-employee directors are automatically granted 5,000 options to purchase common shares upon the director's election or re-election to the Board of Directors. The option price is equal to the fair market value of a share of common stock on the date of grant. Options are granted for a term of ten years and become exercisable eleven months after their date of grant. In no event may an option be exercised after the expiration of the term of such option.

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

        Full payment of the exercise price under all stock option plans may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise. The Company's policy is that the optionee must have acquired such shares at least six months prior to the exercise date. During 1997, 11,770 common shares were received as payment for the exercise of options. No options were exercised in 1996. In 1995 all payments were made in cash.

        In 1996, the Company adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock Based Compensation." The weighted-average fair value per option at the date of grant for options granted during 1997, 1996 and 1995 was $1.48, $0.74 and $0.61, respectively. The weighted-average fair value per purchase right under the Employee Stock Purchase Plan was $1.05 and $0.74 respectively, for 1997 and 1996 subscriptions. There were no subscriptions in 1995. The fair value was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:


                                                   1997          1996                     1995
----------------------------------------------------------------------------------------------

        Expected dividend yield                      0%             0%                     0%
        Expected stock volatility                   20%            30%                    30%
        Risk-free interest rate                      5%             5%                     5%
        Expected term until exercise (years)         3              3                      3
        ---------------------------------------------------------------------------------------


        Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options awarded in 1997, 1996 and 1995 were as follows:

        (thousands of dollars, expect per share data)        1997         1996         1995
        ------------------------------------------------------------------------------------
        Net income (loss):
           As reported                                     ($2,369)       $2,413   ($11,619)
           Pro forma                                       ($2,542)       $2,315   ($11,671)
        Basic (loss) earnings per share:
           As reported                                     ($ 0.26)       $ 0.29   ($  1.57)
           Pro forma                                       ($ 0.28)       $ 0.28   ($  1.58)
        Diluted (loss) earnings per share:
           As reported                                     ($ 0.26)       $ 0.29   ($  1.57)
           Pro forma                                       ($ 0.28)       $ 0.27   ($  1.58)
        ------------------------------------------------------------------------------------


        The pro forma effects on net income and earnings per share for 1997, 1996 and 1995 may not be representative of the pro forma effects in future years because they include compensation cost calculated on a straight-line basis over the vesting periods of the grants and do not take into consideration pro forma compensation cost for options granted prior to 1995.

        Employee Stock Option Plans

        The following is a summary of activity related to all stock option plans:


                                                      NUMBER          WEIGHTED AVERAGE
                                                        OF              OPTION PRICE
                                                      SHARES              PER SHARE
                                                      ------              ---------
        Outstanding at January 1, 1995                662,351               $4.77

        Granted                                       515,000               $2.43

        Exercised                                     (37,962)              $1.93

        Expired/canceled                             (486,656)              $4.81
        -------------------------------------------------------------------------

        Outstanding at December 31, 1995              652,733               $3.06

        Granted                                       330,400               $2.69

        Expired/canceled                             (256,239)              $2.22
        -------------------------------------------------------------------------

        Outstanding at December 31, 1996              726,894               $2.63

        Granted                                       135,000               $3.56

        Exercised                                     (78,850)              $2.45

        Canceled                                      (63,125)              $2.80
        -------------------------------------------------------------------------

        Outstanding at December 31, 1997              719,919               $2.81
        =========================================================================


        Stock options outstanding at December 31, 1997 are summarized as follows:

        Range of
        exercise                Number       Weighted average   Weighted exercise
        price                 outstanding     remaining life      average price
        -------------------------------------------------------------------------
        $1.88-$2.00              41,250        4.0  years             $ 1.90
        $2.50                   509,675        3.1  years             $ 2.50
        $3.44-$3.75             130,000        5.2  years             $ 3.58
        $4.50-$8.33              38,994        6.2  years             $ 5.32
        -------------------------------------------------------------------------
        $1.88-$8.33             719,919        4.0  years             $ 2.81
        =========================================================================



        At December 31, 1997, 431,102 options were exercisable at a weighted average exercise price of $2.67 and 1,166,651 shares were reserved for issuance under all stock option plans.

        Warrants

        At December 31, 1997, there were 4,112,700 warrants outstanding exercisable at $2.50 per share and 300,000 warrants outstanding exercisable at $3.00 per share. All warrants expire February 15, 2002.

        Employee Stock Purchase Plan

        Under the 1992 Employee Stock Purchase Plan, which commenced July 1, 1992, employees may subscribe to purchase shares of common stock at the lesser of 85% of the market price on the first day of the purchase period or the date purchased one year later. Payment for the shares is made through payroll deductions of up to 5% of annual base pay over a one-year period. A total of 101,017 shares has been reserved for issuance under the Employee Stock Purchase Plan and as of December 31, 1997, 61,223 shares have been issued pursuant to the plan. The following table is a summary of shares subscribed under the Employee Stock Purchase Plan:


                                                             NUMBER OF                 PRICE
                                                              SHARES                   RANGE
                                                              ------                   ------

               Outstanding at January 1, 1995                  22,920                  $3.13

               Purchases                                      (13,870)                 $3.13

               Cancellations                                   (9,050)                 $3.13
               -----------------------------------------------------------------------------------

               Outstanding at December 31, 1995                    --                  $  --

               Subscriptions                                   19,780                  $2.76

               Cancellations                                   (1,000)                 $2.76
               -----------------------------------------------------------------------------------

               Outstanding at December 31, 1996                18,780                  $2.76

               Purchases                                      (12,160)                 $2.76

               Subscriptions                                   10,520                  $4.36

               Cancellations                                  (12,410)                 $2.76-$4.36
               -----------------------------------------------------------------------------------

               Outstanding at December 31, 1997                 4,730                  $4.36
               ===================================================================================



12.     EMPLOYEE BENEFIT PLANS

        Retirement Savings Plan

        The Company has a voluntary Retirement Savings Plan for all eligible employees, which provides for basic employee contributions (up to 15% of compensation). Plan participants may invest in a combination of equity, fixed income and money market funds. Beginning in January 1997, the Company re-instituted a matching provision of 100% of the first 1% of each employee's compensation that is contributed. The Company's contribution in 1997 under the Plan was $51,000. There were no Company contributions made in 1996 or 1995.

        The plan also provides for a discretionary profit sharing contribution as determined by the Board of Directors, which may be contributed to each of the participant's individual accounts. The Company made no such contribution for 1997, 1996 or 1995.

        Supplemental Retirement Plan

        The NAI Technologies Supplemental Retirement Plan, a non-qualified, un-funded pension plan was terminated in 1996. The expense related to this plan amounted to $146,000 in 1995. In 1995, the actuarial computations assumed a discount rate of 6.75% on benefit obligation and an annual compensation increase of 5%.

        The following table sets forth the funded status and cost components of the Company's Supplemental Retirement Plan at December 31, 1995:


        (in thousands)                                                            1995
        -------------------------------------------------------------------------------
        Accumulated benefit obligation including vested benefits
        of $1,215                                                                $1,221
        ===============================================================================
        Projected benefit obligation for service
         rendered to date                                                        (1,442)
        Plan assets at fair value                                                    --
        -------------------------------------------------------------------------------
        Projected benefit obligation in excess
         of plan assets                                                          (1,442)
        Unrecognized prior service cost                                             332
        Unrecognized net loss                                                       178
        Adjustment required to recognize
         minimum liability                                                         (289)
        --------------------------------------------------------------------------------

        Unfunded accrued supplementary costs                                    ($1,221)
        ===============================================================================

        Net pension expense is comprised of the following:
                  Service cost                                                   $   25
                  Interest cost                                                      93
                  Net amortization and deferral                                      28
        -------------------------------------------------------------------------------

        Net pension expense                                                      $  146
        ===============================================================================


13.     INFORMATION BY GEOGRAPHIC AREA

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

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                         INFORMATION BY GEOGRAPHIC AREA

                                                                               As of or
                                                                      Years ended December 31,
        (in thousands)                                            1997          1996          1995
        ------------------------------------------------------------------------------------------

        SALES TO UNAFFILIATED CUSTOMERS:
           United States                                       $34,324       $52,053       $47,329
           Export                                                1,814         1,581         1,786
           United Kingdom                                       15,726        14,573        10,893
                                                              ------------------------------------
               Total                                           $51,864       $68,207       $60,008
                                                              ====================================

        TRANSFERS BETWEEN GEOGRAPHIC AREAS:
           United States                                       $   812       $   547       $   831
           United Kingdom                                           71            --            --
                                                              ------------------------------------
               Total                                           $   883       $   547       $   831
                                                              ====================================

        TOTAL SALES:
           United States                                       $35,446       $52,600       $48,160
           Export                                                1,453         1,581         1,786
           United Kingdom                                       15,848        14,573        10,893
           Eliminations                                           (883)         (547)         (831)
                                                              -------------------------------------
               Total                                           $51,864       $68,207       $60,008
                                                              ====================================

        OPERATING EARNINGS (LOSS):
           United States                                       $  (930)      $ 4,869      ($ 6,232)
           United Kingdom                                        2,549         2,070         1,226
                                                              ------------------------------------
               Subtotal                                          1,619         6,939        (5,006)

           Corporate expenses and other                         (1,650)       (1,632)       (3,869)
                                                              -------------------------------------
               Total operating earnings (loss)                     (31)        5,307        (8,875)

           Net interest expense & other                         (1,778)       (2,498)       (2,367)
                                                              -------------------------------------
               Earnings (loss) before income taxes            ($ 1,809)      $ 2,809      ($11,242)
                                                              =====================================

        IDENTIFIABLE ASSETS:
           United States                                       $23,810       $28,294       $34,103
           United Kingdom                                       10,055         9,602         8,283
                                                                ----------------------------------
               Subtotal                                         33,865        37,896        42,386
           Corporate and other                                   1,816         3,475         5,626
                                                              ------------------------------------
               Total                                           $35,681       $41,371       $48,012
                                                              ====================================


14.     INFORMATION BY BUSINESS SEGMENT

        The Company's operations are classified into three business segments:
        Rugged Systems, Systems Integration and Telecommunications. The Rugged Systems segment includes Codar Technology, Inc. based in Longmont, Colorado, and Lynwood Rugged Systems Limited in Farnham, England.

        Codar Technology designs, manufactures, integrates and supports rugged computer systems, advanced computer peripherals and memory systems for military and commercial use. Lynwood supplies rugged, environmentally and electrically screened personal computers and workstations based upon standard commercial off the shelf technology, targeted to the military and government markets principally in Europe. One customer accounted for 25% of the Rugged Systems segment's 1997 sales. No other customer accounted for greater than 10% of the segment's sales.

        The Systems Integration segment consists of NAI Technologies--Systems Division Corporation ("Systems Division") in Columbia, Maryland. Systems Division provides custom packaged integrated computer systems for deployment in shelters, ships, land vehicles and other demanding environments. The U.S. Government accounted for 70% of the Systems Integration segment's 1997 sales and one other customer accounted for 22% of the segment's sales.

        The Telecommunications segment consists of Wilcom, Inc. in Laconia, New Hampshire. Wilcom designs and manufactures products for use in the telephone industry. Wilcom's customer base includes the regional Bell operating companies and independent telephone companies. One customer accounted for 20% of the Telecommunications segment's 1997 sales. All other customers individually comprised less than 10% of the segment's sales.

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

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                        INFORMATION BY INDUSTRIAL SEGMENT


                                                                              As of or
                                                                       Years ended December 31,
(in thousands)                                                     1997         1996          1995
---------------------------------------------------------------------------------------------------

SALES TO UNAFFILIATED CUSTOMERS:
      Rugged Systems                                            $30,904      $46,914       $38,891
      Systems Integration                                        16,854       14,217        12,922
      Telecommunications                                          4,106        7,076         8,195
                                                                -----------------------------------
          Total                                                 $51,864      $68,207       $60,008
                                                                ===================================

INTERSEGMENT SALES:
      Rugged Systems                                            $   520          434           249
      Systems Integration                                           363          113           582
                                                                -----------------------------------
          Total                                                 $   883      $   547       $   831
                                                                ===================================

TOTAL SALES:
      Rugged Systems                                            $31,424      $47,348       $39,140
      Systems Integration                                        17,217       14,330        13,504
      Telecommunications                                          4,106        7,076         8,195
      Eliminations                                                 (883)        (547)         (831)
                                                                -----------------------------------
          Total                                                 $51,864      $68,207       $60,008
                                                                ===================================

OPERATING EARNINGS (LOSS):
      Rugged Systems                                            $  (208)     $ 4,927      ($ 4,856)
      Systems Integration                                         2,546        1,318           583
      Telecommunications                                           (719)         694          (733)
                                                                -----------------------------------
          Subtotal                                                1,619        6,939        (5,006)
      Corporate expenses and other                               (1,650)      (1,632)       (3,869)
                                                                -----------------------------------
          Total operating earnings (loss)                           (31)       5,307        (8,875)
      Net interest expense & other                               (1,778)      (2,498)       (2,367)
                                                                -----------------------------------
          Earnings (loss) before income taxes                  ($ 1,809)     $ 2,809      ($11,242)
                                                                ===================================

IDENTIFIABLE ASSETS:
      Rugged Systems                                            $21,351      $25,484       $31,282
      Systems Integration                                         7,029        6,100         4,295
      Telecommunications                                          5,485        6,312         6,809
                                                                -----------------------------------
          Subtotal                                               33,865       37,896        42,386
      Corporate and other                                         1,816        3,475         5,626
                                                                -----------------------------------
          Total                                                 $35,681      $41,371       $48,012
                                                                ===================================
CAPITAL EXPENDITURES:
      Rugged Systems                                            $   293      $   398       $   738
      Systems Integration                                           171           14             7
      Telecommunications                                             74          150           120
                                                                -----------------------------------
          Subtotal                                                  538          562           865
      Corporate and other                                           --             4            21
                                                                -----------------------------------
          Total                                                 $   538      $   566       $   886
                                                                ===================================
DEPRECIATION AND AMORTIZATION:
      Rugged Systems                                            $ 1,262      $ 1,416       $ 1,461
      Systems Integration                                           124          144           219
      Telecommunications                                            280          362           359
                                                                -----------------------------------
          Subtotal                                                1,666        1,922         2,039
      Corporate and other                                           495          626           940
                                                                -----------------------------------
          Total                                                 $ 2,161      $ 2,548       $ 2,979
                                                                ===================================


15.     COMMITMENTS AND CONTINGENCIES

        The Company and its subsidiaries lease office and manufacturing facilities, automobiles, computers and other equipment under various non-cancelable operating leases.

        Future minimum rental commitments for leases with non-cancelable terms in excess of one year are as follows:

                              (in thousands)                      Amount
                              -------------------------------------------
                               1998                               $1,329
                               1999                                1,161
                               2000                                  708
                               2001                                  623
                               2002                                  346
                               Thereafter                          4,001
                                                                 -------

                                Total minimum lease payments      $8,168
                                                                 =======


        With the acquisition of Lynwood, the Company assumed a 25-year operating lease for office and manufacturing facilities. Annual future minimum lease payments through the year 2014, which are included in the above table, amount to approximately $333,000 per year.

        Net rental expense amounted to $1,072,000, $1,570,000 and $1,725,000 in 1997, 1996 and 1995, respectively. In 1997, there was $44,000 of sub-lease income netted against the rental expense.

        Most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property, generally over a base period level. Total rental expense includes such base period expenses and the additional expense payments as part of the minimum lease payments.

        The Company and its subsidiaries are subject to certain legal actions that arise in the normal course of business. It is management's belief that these actions will not have a material effect on the Company's consolidated financial position.

16.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth quarterly financial information for 1997 and 1996:


                                                                           Basic               Diluted
(in thousands,                     Net      Gross        Net (loss)    earnings(loss)      earnings (loss)
except per share data)            sales     margin         income        per share             per share
--------------------------------------------------------------------------------------------------------
        1997
        ----

          First Quarter          $13,062    $ 3,649       $    379          $ 0.04             $ 0.04
          Second Quarter          14,112      3,755            501            0.05               0.05
          Third Quarter (1)       12,553         (9)        (3,409)          (0.37)             (0.37)
          Fourth Quarter          12,137      3,092            160            0.02               0.02
          ----------------------------------------------------------------------------------------------
          Total                  $51,864    $10,487      ($  2,369)        ($ 0.26)           ($ 0.26)
          ==============================================================================================

        1996

          First Quarter          $16,503    $ 3,265      ($    450)        ($ 0.06)           ($ 0.06)
          Second Quarter          17,354      3,550            815            0.10               0.10
          Third Quarter           17,271      3,801            964            0.11               0.11
          Fourth Quarter          17,079      4,879          1,084            0.12               0.12
          ----------------------------------------------------------------------------------------------
          Total                  $68,207    $15,495       $  2,413          $ 0.29             $ 0.29
          ==============================================================================================


       (1) The Company recorded a $3.0 million charge substantially related to an inventory write-down at its Codar Technology Inc. subsidiary.

                                                                     Schedule II

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


(in thousands of dollars)

-------------------------------- ------------ --------------------------------- ----------- ----------
           COLUMN A               COLUMN B                COLUMN C               COLUMN D   COLUMN E
-------------------------------- ------------ --------------------------------- ----------- ----------
                                                         ADDITIONS
                                              ---------------------------------
                                                    (1)              (2)
                                 Balance at     Charged to       Charged to                  Balance
                                  beginning        costs       other accounts   Deductions   at end
          Description             of period    and expenses       describe       describe   of period
-------------------------------- ------------ ---------------- ---------------- ----------- ----------
Allowance deducted from
 asset to which it applies

  Allowance for doubtful accounts:

    Year ended December 31, 1997   $  258          $    83         ($ 2) (C)    $ 241  (A)  $   98
    Year ended December 31, 1996      142               88             5 (C)    (  23) (A)     258
    Year ended December 31, 1995      133              205            --          196  (A)     142


  Allowance for inventory
    obsolescence reserve:

    Year ended December 31, 1997    2,403            2,651         ($ 9) (C)    1,012  (F)   4,033
    Year ended December 31, 1996    3,536               88          897  (D)    2,118  (B)   2,403
    Year ended December 31, 1995    2,250            2,248           23  (E)      985  (B)   3,536




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

Note F - Obsolete inventory scrapped, net of recoveries-$992,000.
         $120,000 write-down of inventory to net realizable value.