Form 10-Q
period 1998-03-28
NAI TECHNOLOGIES INC
filed 1998-05-06
CIK 72575

                                                                (CONFORMED COPY)




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended March 28, 1998

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _____________

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

                    Yes  X       No
                        ---        ---
As of May 7, 1998, 9,155,427 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.



                               Page 1 of 14 Pages

                             NAI TECHNOLOGIES, INC.

                                      INDEX




Facing Sheet                                                            1

Index                                                                   2

PART I.   Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets -                                 3
            March 28, 1998 and December 31, 1997

          Consolidated Statements of Earnings -                         4
           Three months ended March 28, 1998 and
           March 29, 1997

          Consolidated Statements of Comprehensive Income -             5
           Three months ended March 28, 1998 and
           March 29, 1997

          Consolidated Statements of Cash Flows -                       6
            Three months ended March 28, 1998 and
            March 29, 1997

          Notes to Financial Statements                                 7

  Item 2. Management's Discussion and Analysis of                       9-12
           Financial Condition and Results of Operations

PART II.  Other Information

    Item 5. Other Information                                           13

    Item 6. Exhibits and Reports on Form 8-K                            13


Signatures                                                              14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)



--------------------------------------------------------------------------------
                                                         March 28,   Dec. 31,
                                                          1998          1997
                                                                     (Audited)
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                              $   745      $  585
  Accounts receivable, net                                12,285      11,742
  Inventories, net                                         9,251       9,320
  Deferred tax asset                                         150         148
  Other current assets                                       644         497
--------------------------------------------------------------------------------
        Total current assets                              23,075      22,292
--------------------------------------------------------------------------------

Property, plant and equipment, net                         2,858       2,986
Excess of cost over fair value of net assets acquired,net  8,915       9,073
Other assets                                               1,244       1,330
--------------------------------------------------------------------------------
        Total assets                                     $36,092     $35,681
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                       $ 6,899     $ 7,465
  Notes payable                                               -          571
  Current installments of long-term debt                   6,614         311
  Accrued payroll and commissions                            112         302
  Other accrued expenses                                   2,134       2,116
  Income taxes payable                                       761         597
--------------------------------------------------------------------------------
        Total current liabilities                         16,520      11,362
--------------------------------------------------------------------------------

Long-term debt                                             4,754       9,747
Other accrued expenses                                       770         783
Deferred income taxes                                         41          41
--------------------------------------------------------------------------------
      Total liabilities                                   22,085      21,933
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Capital Stock:

  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                            -           -
  Common stock, $.10 par value, 25,000,000
    shares authorized; 9,155,427 shares issued               916         916
Capital in excess of par value                            19,457      19,457
Accumulated other comprehensive income                       281         196
Accumulated deficit                                       (6,647)     (6,821)
--------------------------------------------------------------------------------
        Total shareholders' equity                        14,007      13,748
--------------------------------------------------------------------------------
        Total liabilities and shareholders' equity       $36,092     $35,681
================================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                     (in thousands except per share amounts)
                                   (Unaudited)



--------------------------------------------------------------------------------
                                                    For the Three Months Ended
                                                    ----------------------------
                                                        March 28,  March 29,
                                                         1998        1997
--------------------------------------------------------------------------------
Net sales                                                $13,722      $13,062
--------------------------------------------------------------------------------

Cost of sales                                             10,450        9,413
--------------------------------------------------------------------------------

Gross margin                                               3,272        3,649
--------------------------------------------------------------------------------

Selling expense                                              876        1,010
General and administrative expense                         1,222        1,070
Research and development                                     212          424
Other                                                        184          128
--------------------------------------------------------------------------------
Total expenses                                             2,494        2,632
--------------------------------------------------------------------------------
Operating income                                             778        1,017
--------------------------------------------------------------------------------

Non-operating income (expense):
  Interest income                                              7           14
  Amortization of deferred debt costs                        (81)        (104)
  Interest expense                                          (364)        (401)
--------------------------------------------------------------------------------
                                                            (438)        (491)
--------------------------------------------------------------------------------
Earnings before income taxes                                 340          526
Provision for income taxes                                   166          147
--------------------------------------------------------------------------------

Net earnings                                              $  174      $   379
================================================================================

Earnings  per common share - basic                        $ 0.02      $  0.04
================================================================================

Average shares outstanding - basic                         9,155        9,028
================================================================================

Earnings per common share - diluted                       $ 0.02      $  0.04
================================================================================

Average shares outstanding - diluted                       9,157       10,199
================================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)



--------------------------------------------------------------------------------
                                                    For the Three Months Ended
                                                    ----------------------------
                                                          March 28,  March 29,
                                                             1998        1997
--------------------------------------------------------------------------------
Net Earnings                                               $  174      $  379
--------------------------------------------------------------------------------

Other comprehensive income, net of tax:
   Foreign currency translation adjustment                     85        (138)
------------------------------------------------------------------------------

Other comprehensive income                                     85        (138)
------------------------------------------------------------------------------

Comprehensive income                                       $  259         241
==============================================================================

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                    For the Three Months Ended
                                                    ----------------------------
                                                         March 28,  March 29,
                                                           1998      1997
                                                           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $  174      $   379
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
  Depreciation and amortization                             419          538
  Gain on disposal of property, plant and equipment          -            (7)
  Provision for inventory obsolescence                       45           13
  Change in operating assets and liabilities,
   excluding effects from acquisitions, dispositions
   and foreign currency adjustments:
    Accounts receivable                                    (543)       2,656
    Inventories                                              24          212
    Accounts payable and other accrued expenses            (751)      (3,042)
    Income taxes                                            162          145
    Other, net                                             (142)          51
--------------------------------------------------------------------------------
Net cash flow (used in) provided by operating activities   (612)         945
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                 (16)         (94)
  Proceeds from sale of property, plant and equipment        -            17
--------------------------------------------------------------------------------
Net cash used in investing activities                       (16)         (77)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of notes payable                                158           -
  Payments of notes payable                                (729)          -
  Payments of debt                                         (522)      (1,621)
  Proceeds from borrowings under revolving
    credit agreement                                      1,800           -
  Proceeds from exercise of stock options
    and stock purchase plan                                  -            78
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         707       (1,543)
--------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash            81         (126)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        160         (801)
Cash and cash equivalents at beginning of year              585        2,727
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  745       $1,926
============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for (refunded):
    Interest                                             $  388      $   347
    Income taxes                                         $   13      $    -
    Conversion of 12% Notes into common stock            $   -       $    12
============================================================================

                          NOTES TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of earnings for the three months ended March 28, 1998 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

INVENTORIES


Inventories are summarized by major classification as follows:


--------------------------------------------------------------------------------
                                                         March 28,   Dec. 31,
                                                           1998        1997
                                                                     (Audited)
--------------------------------------------------------------------------------

(In thousands of dollars)

  Raw materials and components                           $8,983      $ 9,360

  Work-in-process                                         2,859        3,086

  Finished goods                                          1,345        1,426

  Allowance for obsolescence                             (3,936)      (4,033)

  Unliquidated progress payments                             --         (519)
--------------------------------------------------------------------------------

  Inventories, net                                       $9,251      $ 9,320
================================================================================



SIGNIFICANT EVENTS

On April 8, 1998, NAI Technologies, Inc. announced that it has signed a Letter of Intent with DRS Technologies, Inc. for NAI to merge with DRS. NAI shareholders will receive one quarter of a share of DRS common stock for each share of NAI common stock held. NAI's 12% Convertible Subordinated Promissory Notes and Warrants to purchase NAI common stock will be converted into or exercisable for DRS common stock at the same one quarter to one exchange ratio. The closing is subject to negotiation of a definitive merger agreement, completion of due diligence, approval by the respective shareholders and certain other conditions. The Letter of Intent provides for the payment of a termination fee by NAI in the amount of $1.5 million in the event that NAI accepts an offer from a third party to acquire NAI. Each company intends to send a joint proxy statement to its shareholders and to hold a special meeting for approval of the transaction. The transaction is expected to close during the third quarter of 1998.

                     NAI Technologies, Inc. and Subsidiaries
                        Information by industrial segment




                                                      As of or Three Months Ended
                                                      ---------------------------
                                                          Mar 28,       Mar 29,
                                                            1998         1997
                                                         ----------------------
Sales to unaffiliated customers:
     Rugged Systems                                         $9,567      $7,740
     System Integration                                      3,253       4,278
     Telecommunications                                        902       1,044
                                                         ----------------------
               Total                                       $13,722     $13,062
                                                         ======================

Intersegment sales:
     Rugged Systems                                            $32        $253
     System Integration                                        356         103
                                                         ----------------------
               Total                                          $388        $356
                                                         ======================

Total sales
     Rugged Systems                                         $9,599      $7,993
     System Integration                                      3,609       4,381
     Telecommunications                                        902       1,044
     Eliminations                                             (388)       (356)
                                                         ----------------------
               Total                                       $13,722     $13,062
                                                         ======================

Operating Earnings (Loss):
     Rugged Systems                                           $949        $766
     System Integration                                        453         723
     Telecommunications                                       (106)       (117)
                                                         ----------------------
               Subtotal                                      1,296       1,372
     Corporate expenses & other                               (518)       (355)
                                                         ----------------------
               Total operating earnings                        778       1,017
     Net interest expense & other                             (438)       (491)
                                                         ----------------------
               Earnings before income taxes                   $340        $526
                                                         ======================

Identifiable Assets:
     Rugged Systems                                        $23,304     $23,816
     System Integration                                      5,633       3,332
     Telecommunications                                      5,409       6,213
                                                         ----------------------
               Subtotal                                     34,346      33,361
     Corporate and other                                     1,746       3,843
                                                         ----------------------
               Total                                       $36,092     $37,204
                                                         ======================

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 1998 Compared with First Quarter 1997

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the first quarter of 1998 were $13.7 million, a 5% increase when compared with $13.1 million for the same period in 1997.

The following chart provides the sales breakdown by subsidiary:



In thousands of dollars                     1998           1997      % Change
-----------------------------------------------------------------------------
RUGGED SYSTEMS SEGMENT
      Codar Technology, Inc.               $4,318        $ 3,933       10%
      Lynwood Rugged Systems Ltd.           5,281          4,060       30%
      Inter-company                           (32)          (253)
                                          -----------------------------------
        Total Rugged Systems Segment        9,567          7,740       24%


SYSTEMS INTEGRATION SEGMENT
      NAI Systems Division                  3,609          4,381      (18%)
      Inter-company                          (356)          (103)
                                          -----------------------------------
        Total Systems Integration Segment   3,253          4,278      (24%)


TELECOMMUNICATIONS SEGMENT
      Wilcom, Inc.                            902          1,044      (14%)
                                          -----------------------------------
  Total Telecommunications Segment            902          1,044      (14%)

  TOTAL                                   $13,722        $13,062        5%
                                          ===================================

Sales in the Rugged Systems segment (net of intercompany eliminations) increased 24% to $9.6 million from $7.7 million for the same period in 1997. The increased sales were attributable to 10% sales growth at Codar and 30% sales growth at Lynwood.

The sales increase at Lynwood was attributable to strong bookings and increased export sales from the United Kingdom.

Sales in the Systems Integration segment (net of intercompany eliminations) decreased 24% to $3.3 million from $4.3 million for the same period in 1997. The decrease in sales at the Systems division is attributable to a delay in anticipated orders from the National Security Agency. The delay in orders is believed to be due to changes in the Agency's budget as a result of priority modifications by the Agency. Although delayed, the Company believes the anticipated orders will be forthcoming. However, there can be no assurance that such orders will be received.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military and export business operations. However, the Company still expects approximately 25% of 1998 sales to be directly to the U.S. military or through prime contractors to the U.S. military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of the cancellation of a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

Sales in the Telecommunications segment decreased 14% to $0.9 million as compared to $1.0 million for the same period in 1997. The decrease in sales was attributable to a decline in sales of the MFT analog line treatment products and the ELPA transmission products, which are sold to the Telco's. The Company is exploring all avenues to increase its business level and has recently added additional sales resources and restructured its sales and engineering departments. The Company is actively expanding its U.S. and European distributor network to increase sales.

The gross margin percentage for the first quarter of 1998 was 23.8%, as compared with 27.9% in the comparable quarter of 1997. The following chart provides the gross margin percentage by subsidiary.



                                                1998                 1997
----------------------------------------------------------------------------
Codar Technology, Inc.                          17.6%                15.9%
NAI Systems Division                            23.3%                27.6%
Lynwood Rugged Systems Ltd.                     27.1%                36.8%
Wilcom, Inc.                                    26.4%                31.6%

The improved margins at Codar are attributable to continued cost reduction efforts at the Company, as well as an emphasis to compete for higher margin work.

The lower gross margin percentage at NAI Systems Division is attributable to decreased shipping volumes and a less favorable product mix. Lynwood's margins were lower due to an unfavorable product mix and higher engineering expenditures in cost of sales due to the change in mix between Company-sponsored research and development (which are charged to R&D) vs. an increase in customer funded engineering (which are charged to cost of sales).

Wilcom's gross margins continued to decline as a result of low shipping volumes and thus poor absorption of fixed overhead costs. Wilcom's margins will not significantly improve until the Company's sales increase.

Selling expense for the first quarter of 1998 was $0.9 million as compared with $1.0 million for the same period in 1997. This decrease is due to lower sales commissions at the Wilcom and Systems divisions.

General and administrative expenses for the first quarter of 1998 were $1.2 million as compared with $1.1 million in same period of 1997.

Company-sponsored research and development expenditures for the first quarter of 1998 were $0.2 million as compared with $0.4 million for the same period in 1997, which represents a decrease of 50%. The decrease is attributable to a change in the mix between Company-sponsored research and development and customer funded engineering. The Company expects that the level of the first quarter 1998 internal research and development expenditures will increase for the remainder of 1998.

For the first quarter of 1998, the Company reported operating income of $0.8 million as compared with operating income of $1.0 million for the same period in 1997.

Interest expense and amortization of deferred debt costs, net of interest income, was $0.4 million for the first quarter of 1998 as compared with $0.5 million for the same period in 1997.

The Company accrued an income tax expense of $0.17 million as compared with $0.15 million in 1997, which equates to effective income tax rates of 49% and 28%, respectively. The entire tax expense in both periods pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the future tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized.

For the first quarter of 1998 the Company recorded net earnings of $0.17 million as compared with $0.38 million in the first quarter of 1997. Basic earnings per share was $0.02 per share as compared with $0.04 per share for the same period in 1997, based on a weighted average of 9.2 million and 9.0 million shares outstanding, respectively. Diluted earnings per share was $0.02 per share as compared with $0.04 per share for the same period in 1997, based on a weighted average of 9.2 million and 10.2 million shares outstanding, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $0.7 million at March 28, 1998, as compared to $0.6 million at December 31, 1997. Cash used by operating activities amounted to $0.6 million in the first quarter of 1998, as compared to cash provided by operating activities of $0.9 million in the comparable period of 1997. During the first quarter accounts receivable increased $0.5 million and accounts payable and other accrued expenses decreased $0.8 from December 31, 1997 respectively.

During the quarter ended March 28, 1998, the Company had borrowings of long term debt and notes payable of $2.0 million, and had payments of long term debt and notes payable of $1.3 million. Net borrowings of $0.7 million were used for working capital purposes. Borrowings were required because the Company recognized a significant amount of revenue in the last three weeks of the quarter. The Company is trying to level out shipments to maximize cash flow.

As of March 28, 1998 the Company's outstanding borrowing under its secured revolving credit agreement was $6.6 million. The Company has made payments totaling $1.425 million ($675 thousand on March 31, 1998) in excess of contractual requirements and has the right to re-borrow such amount if needed. During 1998, the Company will lose the right to re-borrow such amounts at the rate of $750 thousand per quarter. If no additional payments are made the Company will be required to repay $75 thousand on June 30, 1998 and $750 thousand on both September 30, 1998 and December 31, 1998. The remaining amount outstanding is due and payable on January 15, 1999. The Company does not believe that it will generate adequate cash flow from operations to pay the entire balance under its secured revolving credit agreement on January 15, 1999. The Company intends to refinance all or a substantial portion of the amount due and payable, either through borrowings or other capital sources and pursue all available options in order that it meet its obligations. As of March 28, 1998 the Company was in violation of two of its debt covenants and has received waivers from its banks.

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

                           PART II. OTHER INFORMATION

Item 5.     Other Information

            On April 8, 1998, NAI Technologies, Inc. announced that it has signed a Letter of Intent with DRS Technologies, Inc. for NAI to merge with DRS. NAI shareholders will receive one quarter of a share of DRS common stock for each share of NAI common stock held. NAI's 12% Convertible Subordinated Promissory Notes and Warrants to purchase NAI common stock will be converted into or exercisable for DRS common stock at the same one quarter to one exchange ratio. The closing is subject to negotiation of a definitive merger agreement, completion of due diligence, approval by the respective shareholders and certain other conditions. The Letter of Intent provides for the payment of a termination fee by NAI in the amount of $1.5 million in the event that NAI accepts an offer from a third party to acquire NAI. Each company intends to send a joint proxy statement to its shareholders and to hold a special meeting for approval of the transaction. The transaction is expected to close during the third quarter of 1998.

Item 6.     Exhibits and Reports on Form 8-K

     a)     Exhibits

            11 - Statement re: Computation of Per Share Earnings
            27 - Financial Data Schedule (Edgar Filing only)

     b)     Reports on Form 8-K

            Registrant filed a Current Report on Form 8-K dated April 15, 1998 to report that it had signed a Letter of Intent with DRS Technologies, Inc. for NAI to merge with DRS.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NAI TECHNOLOGIES, INC.
                                          (Registrant)

DATE May 5, 1998                      By: \s\ Richard A. Schneider
     ---------------------           ---------------------------
                                       Richard A. Schneider
                                     Executive Vice President
                                     (On behalf of the registrant and as
                                     Principal Financial Officer)