Form 10-Q
period 1998-06-27
NAI TECHNOLOGIES INC
filed 1998-08-11
CIK 72575

                                                                (CONFORMED COPY)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended June 27, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from _________________ to _______________

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

                    Yes    X       No
                        ______        ______

As of July 27, 1998, 9,179,567 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.

                               Page 1 of 20 Pages

                             NAI TECHNOLOGIES, INC.

                                      INDEX


                                                                     PAGE

Facing Sheet                                                            1

Index                                                                   2

PART I.   Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets -                                 3
            June 27, 1998 and December 31, 1997

          Consolidated Statements of Operations -                       4
           Three months ended June 27, 1998 and
           June 28, 1997

          Consolidated Statements of Operations -                       5
           Six months ended June 27, 1998 and
           June 28, 1997

          Consolidated Statements of Comprehensive Income -             6
           Three months ended June 27, 1998 and
           June 28, 1997

          Consolidated Statements of Comprehensive Income -             7
           Six months ended June 27, 1998 and
           June 28, 1997

          Consolidated Statements of Cash Flows -                       8
            Six months ended June 27, 1998 and
            June 28, 1997

          Other Financial Information                                   9-12

  Item 2. Management's Discussion and Analysis of                       13-18
           Financial Condition and Results of Operations

PART II.  Other Information

    Item 5. Other Information                                           19

    Item 6. Exhibits and Reports on Form 8-K                            19


Signatures                                                              20


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)


--------------------------------------------------------------------------------
                                                         June 27,    Dec. 31,
                                                          1998           1997
                                                                    (Audited)
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $   811      $  572
  Accounts receivable, net                                11,742      11,379
  Inventories, net                                         6,348       7,262
  Deferred tax asset                                         147         148
  Current assets of discontinued operations, net           1,515       1,968
  Other current assets                                       785         497
--------------------------------------------------------------------------------
 Total current assets                                     21,348      21,826
--------------------------------------------------------------------------------

Property, plant and equipment, net                           738         873
Excess of cost over fair value of net assets acquired,net  7,851       8,135
Non current assets of discontinued operations              1,082       3,051
Other assets                                               1,156       1,330
--------------------------------------------------------------------------------

      Total assets                                       $32,175     $35,215
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $ 4,751     $ 7,122
  Notes payable                                              657         571
  Current installments of long-term debt                   5,903         311
  Accrued payroll and commissions                            159         281
  Other accrued expenses                                   2,881       2,014
  Income taxes payable                                       940         597
--------------------------------------------------------------------------------
      Total current liabilities                           15,291      10,896
--------------------------------------------------------------------------------

Long-term debt                                             4,786       9,747
Other accrued expenses                                       762         783
Deferred income taxes                                         41          41
--------------------------------------------------------------------------------
      Total liabilities                                   20,880      21,467
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                            -           -
  Common stock, $.10 par value, 25,000,000
    shares authorized; shares issued: 9,157,927
    in 1998 and 9,155,427 in 1997                            916         916
  Capital in excess of par value                          19,463      19,457
Accumulated other comprehensive income                       116         196
Accumulated deficit                                       (9,200)     (6,821)
--------------------------------------------------------------------------------
      Total shareholders' equity                          11,295      13,748
--------------------------------------------------------------------------------
      Total liabilities and shareholders' equity         $32,175     $35,215
================================================================================


                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                    For the Three Months Ended
                                                    --------------------------
                                                          June 27,   June 28,
                                                           1998        1997
--------------------------------------------------------------------------------
Net sales                                                $11,903      $12,809
--------------------------------------------------------------------------------
Cost of sales                                              8,912        9,553
--------------------------------------------------------------------------------
Gross margin                                               2,991        3,256
--------------------------------------------------------------------------------
Selling expense                                              759          752
General and administrative expense                         1,036          990
Research and development                                     122          254
Other                                                        142          135
--------------------------------------------------------------------------------
Total expenses                                             2,059        2,131
--------------------------------------------------------------------------------
Operating income                                             932        1,125
--------------------------------------------------------------------------------
Non-operating income (expense):
  Interest income                                             11           18
  Amortization of deferred debt costs                        (82)         (76)
  Interest expense                                          (378)        (377)
--------------------------------------------------------------------------------
                                                            (449)        (435)
--------------------------------------------------------------------------------
Earnings before income taxes                                 483          690
Provision for income taxes                                   205          224
--------------------------------------------------------------------------------
Earnings from continuing operations                          278          466
Discontinued operations
(Loss) earnings from operations of discontinued
  Telecommunications Segment                                (139)          35

Loss on disposal of Telecommunications Segment
  including provision of $192,000 for operating
  losses during phase-out period                          (2,692)         -
--------------------------------------------------------------------------------

Net earnings (loss)                                      $(2,553)        $501
================================================================================
Basic earnings (loss) per share
   From continuing operations                            $ 0.03       $ 0.05
   From discontinued operations                          $(0.31)      $ 0.01
                                                         -------      ------
   Basic earnings (loss) per share                       $(0.28)      $ 0.06
                                                         =======      ======

Diluted earnings (loss) per share
   From continuing operations                            $ 0.03       $ 0.04
   From discontinued operations                          $(0.31)      $ 0.01
                                                         -------      ------
   Diluted earnings (loss)  per share                    $(0.28)      $ 0.05
                                                         =======      ======

Average shares outstanding - Basic EPS                    9,157        9,074
                                                          =====        =====

Average shares outstanding - Diluted EPS                  9,161       10,391
                                                          =====       ======


                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                   (Unaudited)


-----------------------------------------------------------------------------
                                                    For the Six Months Ended
                                                    -------------------------
                                                          June 27,   June 28,
                                                           1998        1997
-----------------------------------------------------------------------------
Net sales                                                $24,723      $24,827
-----------------------------------------------------------------------------
Cost of sales                                             18,698       18,252
-----------------------------------------------------------------------------
Gross margin                                               6,025        6,575
-----------------------------------------------------------------------------
Selling expense                                            1,512        1,587
General and administrative expense                         2,159        1,940
Research and development                                     228          543
Other                                                        310          246
-----------------------------------------------------------------------------
Total expenses                                             4,209        4,316
-----------------------------------------------------------------------------
Operating income                                           1,816        2,259
-----------------------------------------------------------------------------

Non-operating income (expense):
  Interest income                                             18           32
  Amortization of deferred debt costs                       (163)        (180)
  Interest expense                                          (742)        (778)
-----------------------------------------------------------------------------
                                                            (887)        (926)

Earnings before income taxes                                 929        1,333
Provision for income taxes                                   371          371
-----------------------------------------------------------------------------
Earnings from continuing operations                          558          962
Discontinued operations
Loss from operations of discontinued
   Telecommunications segment                               (245)         (82)

Loss on disposal of Telecommunications segment
   including provision of $192,000 for operating
   losses during phase-out period                         (2,692)          -
----------------------------------------------------------------------------

Net earnings (loss)                                      $(2,379)        $880
=============================================================================

Basic earnings (loss) per share
   From continuing operations                            $ 0.06       $ 0.11
   From discontinued operations                          $(0.32)      $(0.01)
                                                         -------      -------
   Basic earnings (loss) per share                       $(0.26)      $ 0.10
                                                         =======      ======

Diluted earnings (loss) per share
   From continuing operations                            $ 0.06       $ 0.09
   From discontinued operations                          $(0.32)      $(0.00)
                                                         -------      -------
   Diluted earnings (loss) per share                     $(0.26)      $ 0.09
                                                         =======      ======

Average shares outstanding - Basic EPS                    9,156        9,052
                                                          =====        =====

Average shares outstanding - Diluted EPS                  9,159       10,295
                                                          =====       ======


                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)



------------------------------------------------------------------------------
                                                    For the Three Months Ended
                                                    --------------------------
                                                          June 27,    June 28,
                                                           1998        1997
------------------------------------------------------------------------------
Earnings from continuing operations                        $  278      $  466
------------------------------------------------------------------------------
Other comprehensive income, net of tax:
   Foreign currency translation adjustment                   (165)         57
------------------------------------------------------------------------------
Other comprehensive income                                   (165)         57
------------------------------------------------------------------------------
Comprehensive income from continuing operations               113         523

Discontinued operations
(Loss) earnings from operations of discontinued segment      (139)         35

Loss on disposal of Wilcom, Inc. including provision of
    $192,000 for operating losses during phase-out period  (2,692)         -
----------------------------------------------------------------------------

Comprehensive Income (loss)                                (2,718)        558
==============================================================================


                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)



------------------------------------------------------------------------------
                                                    For the Six months Ended
                                                    --------------------------
                                                          June 27,    June 28,
                                                           1998        1997
------------------------------------------------------------------------------
Earnings from continuing operations                        $  558      $  962
------------------------------------------------------------------------------
Other comprehensive income, net of tax:
   Foreign currency translation adjustment                    (80)        (81)
------------------------------------------------------------------------------
Other comprehensive income                                    (80)        (81)
------------------------------------------------------------------------------
Comprehensive income from continuing operations               478         881

Discontinued operations
Loss from operations of discontinued segment                 (245)        (82)

Loss on disposal of Wilcom, Inc. including provision of
    $192,000 for operating losses during phase-out period  (2,692)         -
------------------------------------------------------------------------------

Comprehensive Income (loss)                                (2,459)        799
==============================================================================



                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


-----------------------------------------------------------------------------
                                                    For the Six Months Ended
                                                    -------------------------
                                                         June 27,  June 28,
                                                         1998       1997
                                                         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings from continuing operations                $  558      $   962
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
  Discontinued operations                                  (515)         189
  Depreciation and amortization                             726          977
  Gain on disposal of property, plant and equipment          -            (7)
  Provision for inventory obsolescence                       60          164
  Change in operating assets and liabilities,
   excluding effects from acquisitions, dispositions
   and foreign currency adjustments:
    Accounts receivable                                    (363)       1,671
    Inventories                                             854         (210)
    Accounts payable and other accrued expenses          (1,647)      (3,468)
    Income taxes                                            344          443
    Other, net                                             (277)        (119)
-----------------------------------------------------------------------------
Net cash flow provided by operating activities             (260)         602
----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                 (79)        (307)
  Proceeds from sale of property, plant and equipment        -            19
-----------------------------------------------------------------------------
Net cash used in investing activities                       (79)        (288)
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable                               1,021           69
  Payment of notes payable                                 (935)         (69)
  Payment of debt                                        (1,233)      (1,973)
  Proceeds from borrowings under revolving
    credit agreement                                      1,800           -
  Proceeds from exercise of stock options
    and stock purchase plan                                   6          126
----------------------------------------------------------------------------
Net cash provided by (used in) financing activities         659       (1,847)
-----------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash           (81)         (72)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        239       (1,605)
Cash and cash equivalents at beginning of year              572        2,693
----------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  811       $1,088
============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid for:
    Interest                                             $  745      $   728
    Income taxes                                         $   13      $     8
  Conversion of 12% Notes into common stock              $   -       $    30
============================================================================


                          NOTES TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the six months ended June 27, 1998 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

INVENTORIES

Inventories are summarized by major classification as follows:


-----------------------------------------------------------------------------
                                                         June 27,    Dec. 31,
                                                           1998        1997
                                                                    (Audited)
-----------------------------------------------------------------------------
(In thousands of dollars)

  Raw materials and components                           $6,822      $ 7,528

  Work-in-process                                         1,569        2,687

  Finished goods                                            628          386

  Allowance for obsolescence                             (2,671)      (2,820)

  Unliquidated progress payments                             --         (519)
-----------------------------------------------------------------------------

  Inventories, net                                       $6,348      $ 7,262
============================================================================



SIGNIFICANT EVENTS

NAI is continuing its negotiations with DRS Technologies, Inc. to finalize and enter into a definitive merger agreement for a wholly owned subsidiary of DRS to merge with and into NAI.


Under the current proposed terms, NAI shareholders will receive 0.23 of a share of DRS common stock for each outstanding share of NAI common stock held, subject to adjustment if the average daily closing stock price of DRS Common Stock is less than $12 over a 60-day trading period ending two days prior to the closing date. In such event, NAI shareholders will receive 0.25 of a share of DRS common stock for each share of NAI common stock. The parties are working towards the signing of a definitive merger agreement within a few weeks, with the completion of the merger in the fourth quarter of 1998.

The closing is subject to certain conditions, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, an effective registration statement to be filed with the Securities and Exchange Commission, approval by the respective shareholders of NAI and DRS, the sale of NAI's subsidiary, Wilcom, Inc., the conversion of 90% of the outstanding principal amount of NAI's 12% Convertible Subordinated Promissory Notes into shares of common stock and certain other conditions. The Merger Agreement will provide for the payment of a termination fee by NAI in the amount of $1.5 million in the event that NAI enters into a definitive agreement with a third party to acquire NAI.

On July 7, 1998 the NAI Board of Directors passed a resolution to discontinue the operations comprising its telecommunications segment which consists of one subsidiary, Wilcom Inc. It is anticipated that the net assets of Wilcom Inc. will be sold to a director, Charles Holmes, contemporaneously with the Company's merger with DRS Inc., which is expected to close in September or October 1998. Mr. Holmes will pay $150,000 plus tender 1,700,000 NAI warrants with an exercise price of $2.50 per share and 300,000 NAI warrants with an exercise price of $3.00 per share. The operating results for Wilcom are accounted for as discontinued operations, and accordingly, its operations are segregated in the accompanying financial statements. Net sales, operating costs and expenses for all prior reporting periods have been reclassified for amounts associated with Wilcom Inc. The second quarter 1998 results include a provision of $2,692,000 which is the estimated loss on disposal including an estimate of future losses to be incurred prior to the actual disposal of Wilcom of $192,000.

                     NAI Technologies, Inc. and Subsidiaries
                         Information by industry segment


                                                    As of or Three Months Ended
                                                           Jun 27,     Jun 28,
                                                             1998        1997
                                                          ---------------------
Sales to unaffiliated
customers:
     Rugged Systems                                         $9,487      $8,823
     System Integration                                      2,416       3,986
                                                          ---------------------
               Total                                       $11,903     $12,809
                                                          =====================

Intersegment sales:
     Rugged Systems                                           $149        $171
     System Integration                                        289           5
                                                          ---------------------
               Total                                          $438        $176
                                                          =====================

Total sales
     Rugged Systems                                         $9,636      $8,994
     System Integration                                      2,705       3,991
     Eliminations                                            (438)       (176)
                                                          ---------------------
               Total                                       $11,903     $12,809
                                                          =====================

Operating Earnings:
     Rugged Systems                                           $985        $711
     System Integration                                        419         805
                                                          ---------------------
               Subtotal                                      1,404       1,516
     Corporate expenses & other                               (472)       (391)
                                                          ---------------------
               Total operating earnings                        932       1,125
     Net interest expense & other                             (449)       (435)
                                                          ---------------------
               Earnings before income taxes
               from continuing operations                     $483        $690
                                                          =====================

Identifiable Assets:
     Rugged Systems                                        $23,188     $24,696
     System Integration                                      4,247       3,721
                                                          ---------------------
               Subtotal                                     27,435      28,417
     Corporate and other                                     4,740       8,477
                                                          ---------------------
               Total                                       $32,175     $36,894
                                                          =====================


                     NAI Technologies, Inc. and Subsidiaries
                         Information by industry segment


                                                       As of or Six Months Ended
                                                       -------------------------
                                                           Jun 27,    Jun 28,
                                                             1998       1997
                                                          ---------------------
Sales to unaffiliated customers:
     Rugged Systems                                        $19,054     $16,563
     System Integration                                      5,669       8,264
                                                          ---------------------
               Total                                       $24,723     $24,827
                                                          =====================

Intersegment sales:
     Rugged Systems                                           $181        $424
     System Integration                                        645         108
                                                          ---------------------
               Total                                          $826        $532
                                                          =====================

Total sales
     Rugged Systems                                        $19,235     $16,987
     System Integration                                      6,314       8,372
     Eliminations                                             (826)       (532)
                                                          ---------------------
               Total                                       $24,723     $24,827
                                                          =====================

Operating Earnings:
     Rugged Systems                                         $1,934      $1,477
     System Integration                                        872       1,528
                                                          ---------------------
               Subtotal                                      2,806       3,005
     Corporate expenses & other                               (990)       (746)
                                                          ---------------------
               Total operating earnings                      1,816       2,259
     Net interest expense & other                             (887)       (926)
                                                          ---------------------
               Earnings before income taxes
               from continuing operations                     $929      $1,333
                                                          =====================

Identifiable Assets:
     Rugged Systems                                        $23,188     $24,696
     System Integration                                      4,247       3,721
                                                          ---------------------
               Subtotal                                     27,435      28,417
     Corporate and other                                     4,740       8,477
                                                          ---------------------
               Total                                       $32,175     $36,894
                                                          =====================


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On July 7, 1998 the NAI Board of Directors passed a resolution to discontinue the operations comprising its telecommunications segment which consists of one subsidiary, Wilcom Inc. It is anticipated that the net assets of Wilcom Inc. will be sold to a director, Charles Holmes, contemporaneously with the Company's merger with DRS Inc., which is expected to close in September or October 1998. Mr. Holmes will pay $150,000 plus tender 1,700,000 NAI warrants with an exercise price of $2.50 per share and 300,000 NAI warrants with an exercise price of $3.00 per share. The operating results for Wilcom are accounted for as discontinued operations, and accordingly, its operations are segregated in the accompanying financial statements. Net sales, operating costs and expenses for all prior-reporting periods have been reclassified for amounts associated with Wilcom Inc. The second quarter 1998 results include a provision of $2,692,000 which is the estimated loss on disposal including an estimate of future losses to be incurred prior to the actual disposal of Wilcom of $192,000.

Second Quarter 1998 Compared with Second Quarter 1997

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the second quarter of 1998 were $11.9 million, a 7% decrease when compared with $12.9 million for the same period in 1997.

The following chart provides the sales breakdown by subsidiary:

In thousands of dollars                     1998           1997      % Change
-----------------------------------------------------------------------------

RUGGED SYSTEMS SEGMENT
      Codar Technology, Inc.               $3,725        $ 4,301      (13%)
      Lynwood Rugged Systems Ltd.           5,911          4,693       26%
      Inter-company                          (149)          (171)
                                          -----------------------------------
        Total Rugged Systems Segment        9,487          8,823        8%

SYSTEMS INTEGRATION SEGMENT
      NAI Systems Division                  2,705          3,991      (32%)
      Inter-company                          (289)            (5)
                                          -----------------------------------
        Total Systems Integration Segment   2,416          3,986      (39%)

  TOTAL                                   $11,903        $12,809       (7%)
                                          ====================================


Sales in the Rugged Systems segment (net of intercompany eliminations) increased 8% to $9.5 million from $8.8 million for the same period in 1997. The increased sales were attributable to a 26% sales increase at Lynwood offset by a 13% sales decrease at Codar.

The sales increase at Lynwood was attributable to strong bookings and increased export sales from the United Kingdom. Codar's sales decrease was attributable to lower sales on the CHS II contract in the second quarter of 1998 as compared to the second quarter of 1997. The CHS II contract is an IDIQ (indefinite delivery indefinite quantity) and revenue will vary in each quarter.

Sales in the Systems Integration segment (net of intercompany eliminations) decreased 39% to $2.4 million from 4.0 million for the same period in 1997. The decrease in sales at the Systems division is attributable to a delay in anticipated orders from the National Security Agency. The delay in orders is believed to be due to changes in the Agency's budget as a result of priority modifications by the Agency. Although delayed the company believes the anticipated orders will be forthcoming. However, there can be no assurance that such orders will be received.

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

The gross margin percentage for the second quarter 1998 was 25.1%, as compared with 25.4% in the comparable quarter of 1997. The following chart provides the gross margin percentage by subsidiary.

                                                1998                 1997
-------------------------------------------------------------------------
Codar Technology, Inc.                          18.6%                11.9%
NAI Systems Division                            28.2%                29.2%
Lynwood Rugged Systems Ltd.                     26.0%                33.6%

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

Selling expense for the second quarter of 1998 was $0.8 million essentially unchanged from the comparable 1997 amount.

General and administrative expenses, which were unchanged from the $1.0 million in the second quarter of 1997, would have declined 13% if not for the $0.17 million in merger expenses that were recorded in the second quarter.

Company-sponsored research and development expenditures for the second quarter of 1998 were $0.1 million as compared with $0.3 million for the same period in 1997, which represents a decrease of 52%. The decrease is attributable to a change in the mix between Company-sponsored research and development and customer funded engineering. The Company expects that the level of the second quarter 1998 internal research and development expenditures will increase for the remainder of 1998.

For the second quarter of 1998, the Company reported operating income of $0.9 million as compared with operating income of $1.1 million for the same period in 1997.

Interest expense and amortization of deferred debt costs, net of interest income, was $0.4 million for the second quarter of 1998 and second quarter 1997, respectfully.

The Company accrued an income tax expense of $0.20 million as compared with $0.22 million in 1997, which equates to effective income tax rates of 42% and 32%, respectively. The entire tax expense in both periods pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the future tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized.

For the second quarter of 1998 the Company recorded earnings from continuing operations of $0.28 million as compared with $0.47 million in the second quarter of 1997. Loss from discontinued operations were $2.83 million in the second quarter 1998 as compared with earnings from discontinued operations of $0.04 million in the second quarter of 1997. Net loss for the second quarter was $2.55 million as compared to net earnings of $0.50 million in the second quarter of 1997. Basic earnings per share from continuing operations was $0.03 per share as compared with $0.05 per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. Basic loss per share from discontinued operations was $(0.31) per share as compared with $0.00 per share for the same period in 1997, based on a weighted average of
9.2 million and 9.1 million shares outstanding, respectively. Basic loss per share was $(0.28) per share as compared with earnings of $0.06 per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. Diluted earnings per share from continuing operations was $0.03 per share as compared with $0.04 per share for the same period in 1997, based on a weighted average of 9.2 million and 10.4 million shares outstanding, respectively. Diluted loss per share from discontinued operations was $(0.31) per share as compared with $0.00 per share for the same period in 1997, based on a weighted average of 9.2 million and 10.4 million shares outstanding, respectively. Diluted loss per share was $(0.28) per share as compared with earnings of $0.06 per share for the same period in 1997, based on a weighted average of 9.2 million and 10.4 million shares outstanding, respectively.

Six months 1998 Compared with Six months 1997

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the six months of 1998 were $24.7 million, essentially unchanged when compared with $24.8 million for the same period in 1997.

The following chart provides the sales breakdown by subsidiary:

In thousands of dollars                     1998           1997      % Change
-----------------------------------------------------------------------------
RUGGED SYSTEMS SEGMENT
      Codar Technology, Inc.               $8,043        $ 8,234       (2%)
      Lynwood Rugged Systems Ltd.          11,192          8,753       28%
      Inter-company                          (181)          (424)
                                          -----------------------------------
        Total Rugged Systems Segment       19,054         16,563       15%


SYSTEMS INTEGRATION SEGMENT
      NAI Systems Division                  6,314          8,372      (25%)
      Inter-company                          (645)          (108)
                                          -----------------------------------
        Total Systems Integration Segment   5,669          8,264      (31%)

  TOTAL                                   $24,723        $24,827       (0%)
                                          ====================================


Sales in the Rugged Systems segment (net of intercompany eliminations) increased 15% to $19.0 million from $16.6 million for the same period in 1997. The increased sales were attributable to a 28% sales increase at Lynwood offset by a 2% sales decrease at Codar.

The sales increase at Lynwood was attributable to strong bookings and increased export sales from the United Kingdom.

Sales in the Systems Integration segment (net of intercompany eliminations) decreased 25% to $5.7 million from 8.3 million for the same period in 1997. The decrease in sales at the Systems division is attributable to a delay in anticipated orders from the National Security Agency. The delay in orders is believed to be due to changes in the Agency's budget as a result of priority modifications by the Agency. Although delayed the company believes the anticipated orders will be forthcoming. However, there can be no assurance that such orders will be received.

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

The gross margin percentage for the six months 1998 was 24.3%, as compared with 26.5% in the comparable quarter of 1997. The following chart provides the gross margin percentage by subsidiary.


                                                1998                 1997
-------------------------------------------------------------------------
Codar Technology, Inc.                          18.1%                13.8%
NAI Systems Division                            25.4%                28.3%
Lynwood Rugged Systems Ltd.                     26.5%                35.1%


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

Selling expense for the six months of 1998 was $1.5 million as compared to 1.6 million for the same period in 1997.

General and administrative expenses for the six months 1998 were $2.2 million as compared to $1.9 million in the same period in 1997. This increase is primarily attributable to merger expenses of $0.17 million, which were recorded in the first half of 1998.

Company-sponsored research and development expenditures for the six months of 1998 were $0.2 million as compared with $0.5 million for the same period in 1997, which represents a decrease of 58%. The decrease is attributable to a change in the mix between Company-sponsored research and development and customer funded engineering. The Company expects that the level of the six months 1998 internal research and development expenditures will increase for the remainder of 1998.

For the six months of 1998, the Company reported operating income of $1.8 million as compared with operating income of $2.3 million for the same period in 1997.

Interest expense and amortization of deferred debt costs, net of interest income, was $0.9 million for the six months of 1998 and six months 1997, respectfully.

The Company accrued an income tax expense of $0.37 million for the six months of 1998 and 1997 respectfully, which equates to effective income tax rates of

40% and 28%, respectively. The entire tax expense in both periods pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the future tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized.

For the six months of 1998 the Company recorded earnings from continuing operations of $0.56 million as compared with $0.96 million in the six months of 1997. Loss from discontinued operations were $2.94 million in the six months 1998 as compared with a loss from discontinued operations of $0.08 million in the six months of 1997. Net loss for the six months was $2.38 million as compared to net earnings of $0.88 million in the six months of 1997. Basic earnings per share from continuing operations was $0.06 per share as compared with $0.11 per share for the same period in 1997, based on a weighted average of
9.2 million and 9.1 million shares outstanding, respectively. Basic loss per share from discontinued operations was $(0.32) per share as compared with $(0.01) per share for the same period in 1997, based on a weighted average of
9.2 million and 9.1 million shares outstanding, respectively. Basic loss per share was $(0.26) per share as compared with earnings of $0.10 per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. Diluted earnings per share from continuing operations was $0.06 per share as compared with $0.09 per share for the same period in 1997, based on a weighted average of 9.2 million and 10.3 million shares outstanding, respectively. Diluted loss per share from discontinued operations was $(0.32) per share as compared with $(0.01) per share for the same period in 1997, based on a weighted average of 9.2 million and 10.3 million shares outstanding, respectively. Diluted loss per share was $(0.26) per share as compared with earnings of $0.09 per share for the same period in 1997, based on a weighted average of 9.2 million and 10.3 million shares outstanding, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $0.8 million at June 27, 1998, as compared to $0.6 million at December 31, 1997. Cash provided by operating activities amounted to $0.3 million in the first six months of 1998, as compared to $0.4 million in the comparable period of 1997. During the first six months, accounts receivable increased by $0.4 million, inventory decreased by $0.9 million, and accounts payable and other accrued expenses decreased by $1.6 from December 31, 1997 respectfully.

During the six months ended June 27, 1998, the Company had borrowings of long term debt and notes payable of $2.8 million, and had payments of long term debt and notes payable of $2.2 million. Net borrowings of $0.6 million were used for working capital purposes. Borrowings were required because the company recognized a significant amount of revenue in the last three weeks of each quarter which caused its cash disbursements to exceed cash receipts at various times during the reporting period. The Company is trying to level out shipments to maximize cash flow.

At June 27, 1998 the Company's outstanding borrowing under its secured revolving credit agreement was $5.9 million. As of June 27, 1998,the Company has made payments totaling $1.375 million ($625 thousand on June 30, 1998) in excess of contractual requirements and has the right to re-borrow such amount if needed. During 1998, the Company will lose the right to re-borrow such amounts at the rate of $750 thousand per quarter. If no additional payments are made the Company will be required to repay $125 thousand on September 30, 1998 and $750 thousand on December 31, 1998. The remaining amount outstanding is due and payable on January 15, 1999. The Company does not believe that it will generate adequate cash flow from operations to pay the entire balance under its secured revolving credit agreement on January 15, 1999. The Company intends to refinance all or a substantial portion of the amount due and payable, either through borrowings or other capital sources and pursue all available options in order that it meet its obligations. As of June 27, 1998 the Company was in violation of certain of its debt covenants and has received waivers from its banks.

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

                           PART II. OTHER INFORMATION

Item 5.     Other Information

            NAI is continuing its negotiations with DRS Technologies, Inc. to finalize and enter into a definitive merger agreement for a wholly owned subsidiary of DRS to merge with and into NAI.

            Under the current proposed terms, NAI shareholders will receive
            0.23 of a share of DRS common stock for each outstanding share of NAI common stock held, subject to adjustment if the average daily closing stock price of DRS Common Stock is less than $12 over a 60-day trading period ending two days prior to the closing date.
            In such event, NAI shareholders will receive 0.25 of a share of DRS common stock for each share of NAI common stock. The parties are working towards the signing of a definitive merger agreement within a few weeks, with the completion of the merger in the fourth quarter of 1998.

            The closing is subject to certain conditions, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, an effective registration statement to be filed with the Securities and Exchange Commission, approval by the respective shareholders of NAI and DRS, the sale of NAI's subsidiary, Wilcom, Inc., the conversion of 90% of the outstanding principal amount of NAI's 12% Convertible Subordinated Promissory Notes into shares of common stock and certain other conditions. The Merger Agreement will provide for the payment of a termination fee by NAI in the amount of $1.5 million in the event that NAI enters into a definitive agreement with a third party to acquire NAI.





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

                                      NAI TECHNOLOGIES, INC.
                                          (Registrant)




DATE August 11, 1998                      By:\s\Richard A. Schneider
     --------------                     ----------------------------------------
                                          Richard A. Schneider
                                      Executive Vice President
                                      (On behalf of the registrant and as
                                      Principal Financial Officer)