Form 10-Q
period 1998-09-26
NAI TECHNOLOGIES INC
filed 1998-11-10
CIK 72575

                                                                (CONFORMED COPY)


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 1998

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    --------------

                          Commission File Number 0-3704

                             NAI TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            New York                                  11-1798773
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

282 New York Avenue, Huntington, NY                     11743
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

As of October 27, 1998, 9,179,567 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.

                               Page 1 of 22 Pages

                             NAI TECHNOLOGIES, INC.

                                      INDEX

                                                                    PAGE

Facing Sheet                                                         1

Index                                                                2

PART I.   Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets -                              3
            September 26, 1998 and December 31, 1997

          Consolidated Statements of Operations -                    4
           Three months ended September 26, 1998 and
           September 27, 1997

          Consolidated Statements of Operations -                    5
           Nine months ended September 26, 1998 and
           September 27, 1997

          Consolidated Statements of Comprehensive Income -          6
           Three months ended September 26, 1998 and
           September 27, 1997

          Consolidated Statements of Comprehensive Income -          7
           Nine months ended September 26, 1998 and
           September 27, 1997

          Consolidated Statements of Cash Flows -                    8
            Nine months ended September 26, 1998 and
            September 27, 1997

          Other Financial Information                                9-12

  Item 2. Management's Discussion and Analysis of                    13-19
           Financial Condition and Results of Operations

PART II.  Other Information

    Item 5. Other Information                                        20

    Item 6. Exhibits and Reports on Form 8-K                         21


Signatures                                                           22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                (in thousands)

------------------------------------------------------------------------------------
                                                        Sep 26,         Dec. 31,
                                                          1998            1997
                                                                       (Audited)
------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                               $ 2,013       $   572
  Accounts receivable, net                                 11,248        11,379
  Inventories, net                                          6,496         7,262
  Deferred tax asset                                          151           148
  Current assets of discontinued operations, net            1,461         1,968
  Other current assets                                        685           497
 ----------------------------------------------------------------------------------
      Total current assets                                 22,054        21,826
-----------------------------------------------------------------------------------

Property, plant and equipment, net                            673           873
Excess of cost over fair value of net assets acquired, net  7,709         8,135
Non current assets of discontinued operations               1,051         3,051
Other assets                                                1,098         1,330
------------------------------------------------------------------------------------
      Total assets                                        $32,585       $35,215
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $ 5,640       $ 7,122
  Notes payable                                              -0-            571
  Current installments of long-term debt                    6,500           311
  Accrued payroll and commissions                              70           281
  Other accrued expenses                                    2,727         2,014
  Income taxes payable                                      1,062           597
-----------------------------------------------------------------------------------
      Total current liabilities                            15,999        10,896
-----------------------------------------------------------------------------------

Long-term debt                                              4,782         9,747
Other accrued expenses                                        755           783
Deferred income taxes                                          41            41
-----------------------------------------------------------------------------------
      Total liabilities                                    21,577        21,467
-----------------------------------------------------------------------------------

Shareholders' Equity:
Capital Stock:
  Preferred stock, no par value, 2,000,000
    shares authorized and unissued                             --            --
  Common stock, $.10 par value, 25,000,000
    shares authorized; shares issued: 9,179,567
    in 1998 and 9,155,427 in 1997                             918           916
Capital in excess of par value                             19,495        19,457
Accumulated other comprehensive income                        316           196
Accumulated deficit                                        (9,721)       (6,821)
-----------------------------------------------------------------------------------
      Total shareholders' equity                           11,008        13,748
-----------------------------------------------------------------------------------
      Total liabilities and shareholders' equity          $32,585       $35,215
===================================================================================

See notes to consolidated financial statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                     (in thousands except per share amounts)
                                  (Unaudited)

-----------------------------------------------------------------------------------
                                                        For the Three Months Ended
                                                      -----------------------------
                                                         Sep 26,         Sep 27,
                                                           1998            1997
-----------------------------------------------------------------------------------
Net sales                                                 $10,021       $11,831
-----------------------------------------------------------------------------------
Cost of sales                                               7,584        11,718
-----------------------------------------------------------------------------------
Gross margin                                                2,437           113
-----------------------------------------------------------------------------------
Selling expense                                               857           717
General and administrative expense                          1,200         1,285
Research and development                                      178           177
Other                                                         164           173
-----------------------------------------------------------------------------------
Total expenses                                              2,399         2,352
-----------------------------------------------------------------------------------
Operating income (loss)                                        38        (2,239)
-----------------------------------------------------------------------------------

Non-operating income (expense):
  Interest income                                              10            15
  Amortization of deferred debt costs                         (55)          (80)
  Interest expense                                           (371)         (371)
-----------------------------------------------------------------------------------
                                                             (416)         (436)
-----------------------------------------------------------------------------------

Loss before income taxes                                     (378)       (2,675)
Provision for income taxes                                    143           133
-----------------------------------------------------------------------------------

Loss from continuing operations                              (521)       (2,808)
Discontinued operations
(Loss) from operations of discontinued
Telecommunications Segment                                     --          (601)
-----------------------------------------------------------------------------------
Net loss                                                   $ (521)      $(3,409)
===================================================================================
Basic loss per share
From continuing operations                                 $(0.06)      $ (0.31)
  From discontinued operations                             $   --       $ (0.07)
                                                           -------      -------
   Basic loss per share                                    $(0.06)      $ (0.37)
                                                           =======      =======

Diluted loss per share
   From continuing operations                              $(0.06)      $ (0.31)
   From discontinued operations                            $   --       $ (0.07)
                                                           -------      -------
   Diluted loss per share                                  $(0.06)      $ (0.37)
                                                           =======      =======

Average shares outstanding - Basic EPS                      9,174         9,133
                                                            =====         =====

Average shares outstanding - Diluted EPS                    9,174         9,133
                                                            =====         =====

See notes to consolidated financial statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                  (Unaudited)

-----------------------------------------------------------------------------------
                                                      For the Nine Months Ended
                                                      -------------------------
                                                         Sep 26,       Sep 27,
                                                          1998           1997
-----------------------------------------------------------------------------------
Net sales                                                $34,744        $36,658
-----------------------------------------------------------------------------------
Cost of sales                                             26,282         29,970
-----------------------------------------------------------------------------------
Gross margin                                               8,462          6,688
-----------------------------------------------------------------------------------
Selling expense                                            2,369          2,304
General and administrative expense                         3,359          3,225
Research and development                                     406            720
Other                                                        474            419
-----------------------------------------------------------------------------------
Total expenses                                             6,608          6,668
-----------------------------------------------------------------------------------
Operating income                                           1,854             20
-----------------------------------------------------------------------------------

Non-operating income (expense):
  Interest income                                             28             47
  Amortization of deferred debt costs                       (218)          (260)
  Interest expense                                        (1,113)        (1,149)
-----------------------------------------------------------------------------------
                                                          (1,303)        (1,362)
-----------------------------------------------------------------------------------
Earnings (loss) before income taxes                          551         (1,342)
Provision for income taxes                                   514            504
-----------------------------------------------------------------------------------

Earnings (loss) from continuing operations                    37         (1,846)
Discontinued operations
Loss from operations of discontinued
  Telecommunications segment                                (245)          (683)

Loss on disposal of Telecommunications segment
   including provision of $192,000 for operating
   losses during phase-out period                         (2,692)            --
-------------------------------------------------------------------------------
Net loss                                                 $(2,900)       $(2,529)
==================================================================================-

Basic earnings (loss) per share
   From continuing operations                            $  0.00        $ (0.20)
   From discontinued operations                          $ (0.32)       $ (0.08)
                                                         --------       -------
   Basic loss per share                                  $ (0.32)       $ (0.28)
                                                         ========       ========

Diluted earnings (loss) per share
   From continuing operations                            $  0.00        $ (0.20)
   From discontinued operations                          $ (0.32)       $ (0.08)
                                                         -------        -------
   Diluted loss per share                                $ (0.32)       $ (0.28)
                                                         =======        =======

Average shares outstanding - Basic EPS                    9,162           9,079
                                                          =====         =======

Average shares outstanding - Diluted EPS                  9,164           9,079
                                                          =====         =======

 See notes to consolidated financial statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)

-----------------------------------------------------------------------------------
                                                      For the Three Months Ended
                                                      --------------------------
                                                          Sep 26,       Sep 27,
                                                           1998           1997
-----------------------------------------------------------------------------------
Loss from continuing operations                          $ (521)        $(2,808)
-----------------------------------------------------------------------------------

Other comprehensive income, net of tax:
   Foreign currency translation adjustment                  200            (130)
-----------------------------------------------------------------------------------

Other comprehensive income (loss)                           200            (130)
-----------------------------------------------------------------------------------

Comprehensive loss from continuing operations              (321)         (2,938)
-----------------------------------------------------------------------------------

Discontinued operations
Loss from operations of discontinued segment                 --            (601)
-----------------------------------------------------------------------------------

Comprehensive loss                                       $ (321)        $(3,539)
===================================================================================

See notes to consolidated financial statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)
                                   (Unaudited)


                                                            For the Nine months Ended
                                                            -------------------------
                                                                Sep 26,     Sep 27,
                                                                 1998        1997

Earnings (loss) from continuing operations                      $   37     $(1,846)
---------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
   Foreign currency translation adjustment                         120        (211)
---------------------------------------------------------------------------------------

Other comprehensive income (loss)                                  120        (211)
---------------------------------------------------------------------------------------

Comprehensive income (loss) from continuing operations             157     $(2,057)

Discontinued operations
Loss from operations of discontinued segment                      (245)       (683)

Loss on disposal of Wilcom, Inc. including provision of
    $192,000 for operating losses during phase-out period       (2,692)         -
---------------------------------------------------------------------------------------

Comprehensive loss                                             $(2,780)    $(2,740)
=======================================================================================


See notes to consolidated financial statements

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                               -------------------------
                                                                   Sep 26,     Sep 27,
                                                                   1998        1997
                                                                  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) from continuing operations                   $    37    $(1,846)
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
  Discontinued operations                                             (430)       (39)
  Depreciation and amortization                                      1,081      1,452
  Gain on disposal of property, plant and equipment                   --           (6)
  Provision for inventory obsolescence                                  90      2,585
  Change in operating assets and liabilities,
   excluding effects from acquisitions, dispositions
   and foreign currency adjustments:
    Accounts receivable                                                131      2,352
    Inventories                                                        676         88
    Accounts payable and other accrued expenses                     (1,008)    (4,348)
    Income taxes                                                       462        539
    Other, net                                                        (180)       (25)
---------------------------------------------------------------------------------------
Net cash flow provided by operating activities                         859        752
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                           (131)      (241)
  Proceeds from sale of property, plant and equipment                 --           22
---------------------------------------------------------------------------------------
Net cash used in investing activities                                 (131)      (219)
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable                                          1,048      1,189
  Payment of notes payable                                          (1,619)    (1,121)
  Payment of debt                                                   (1,236)    (2,323)
  Proceeds from borrowings under revolving
    credit agreement                                                 2,400       --
  Proceeds from exercise of stock options
    and stock purchase plan                                             10        180
---------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    603     (2,075)
---------------------------------------------------------------------------------------
Effect of foreign currency exchange rates on cash                      110       (195)
---------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 1,441     (1,737)
Cash and cash equivalents at beginning of year                         572      2,693
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $ 2,013    $   956
=======================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
    Interest                                                       $ 1,090    $ 1,101
    Income taxes                                                   $    68    $    14
  Conversion of 12% Notes into common stock                        $    30    $    73
=======================================================================================



See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

UNAUDITED FINANCIAL STATEMENTS
------------------------------

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the nine months ended September 26, 1998 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

INVENTORIES
-----------

Inventories are summarized by major classification as follows:


--------------------------------------------------------------------------------
                                                        Sep 26,       Dec. 31,
                                                         1998          1997
                                                                      (Audited)
--------------------------------------------------------------------------------
(In thousands of dollars)
  Raw materials and components                            $6,659     $ 7,528

  Work-in-process                                          1,741       2,687

  Finished goods                                            584          386

  Allowance for obsolescence                              (2,488)     (2,820)

  Unliquidated progress payments                              --        (519)
--------------------------------------------------------------------------------

  Invenories, net                                        $6,496      $ 7,262
================================================================================


SIGNIFICANT EVENTS
------------------


        On August 26, 1998 NAI entered into a definitive merger agreement (the "Merger Agreement") with DRS Technologies, Inc. for a wholly owned subsidiary of DRS to merge with and into NAI (the "Merger").

        Under the terms, NAI shareholders will receive 0.23 of a share of DRS common stock for each outstanding share of NAI common stock held, subject to adjustment if the average daily closing stock price of DRS Common Stock is less than $12 over a 60-trading day period ending two days prior to the closing date. In such event, NAI shareholders will receive 0.25 of a share of DRS common stock for each share of NAI common stock. All of the Company's unexercised stock options and warrants outstanding at the time of the merger will be assumed by DRS with the number of DRS shares issued on exercise based on the same exchange ratio as the common stock. The average daily closing price of DRS Common Stock for the 60-day trading period ending October 30, 1998 was $9.24.

        The closing of the Merger is subject to certain conditions, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, an effective registration statement to be filed with the U.S. Securities and Exchange Commission, approval by the respective shareholders of NAI and DRS, the sale of NAI's subsidiary, Wilcom, Inc.(Wilcom), the conversion of at least 90% of the outstanding principal amount of NAI's 12% Convertible Subordinated Promissory Notes into shares of common stock and certain other conditions. The Merger Agreement provides for the payment of a termination fee by NAI in the amount of $1.5 million in the event that NAI enters into a definitive agreement with a third party to acquire NAI.



On July 7, 1998 the NAI Board of Directors passed a resolution to discontinue the operations comprising its telecommunications segment which consists of one subsidiary, Wilcom, Inc. On September 21, 1998 NAI entered into a stock purchase agreement with a Corporation (the "Wilcom Purchasers") controlled by a director, Charles S. Holmes, which provides for the sale of the outstanding stock of Wilcom to the Wilcom Purchasers contemporaneously with the Merger. The Wilcom Purchasers will pay $150,000 plus tender 1,700,000 NAI warrants with an exercise price of $2.50 per share and 300,000 NAI warrants with an exercise price of $3.00 per share. The operating results for Wilcom are accounted for as discontinued operations, and accordingly, its operations are segregated in the accompanying financial statements. Net sales, operating costs and expenses for all prior reporting periods have been reclassified for amounts associated with Wilcom. The second quarter 1998 results included a provision of $2,692,000 which was the estimated loss on disposal including an estimate of future operating losses to be incurred prior to the actual disposal of Wilcom of $192,000. There has been no change in the above estimates as of October 31, 1998.

                     NAI Technologies, Inc. and Subsidiaries
                         Information by industry segment


                                                                    As of or Three Months Ended
                                                                       Sep 26,      Sep 27,
                                                                        1998         1997
                                                                     -------------------------
Sales to unaffiliated customers:
       Rugged Systems                                                    $ 8,810      $ 7,236
       System Integration                                                  1,211        4,595
                                                                     -------------------------
                     Total                                               $10,021      $11,831
                                                                     =========================

Intersegment sales:
       Rugged Systems                                                    $    91      $    32
       System Integration                                                      6            0
                                                                     -------------------------
                     Total                                               $    97      $    32
                                                                     =========================

Total sales
       Rugged Systems                                                    $ 8,901      $ 7,268
       System Integration                                                  1,217        4,595
       Eliminations                                                          (97)         (32)
                                                                     -------------------------
                     Total                                               $10,021      $11,831
                                                                     =========================

Operating Earnings(loss):
       Rugged Systems                                                    $   892      $(2,263)
       System Integration                                                   (258)         544
                                                                     -------------------------
                     Subtotal                                                634       (1,719)
       Corporate expenses & other                                           (596)        (520)
                                                                     -------------------------
                     Total operating earnings (loss)                          38       (2,239)
       Net interest expense & other                                         (416)        (436)
                                                                     -------------------------
                     Loss before income taxes from continuing
                     operations                                          $  (378)     $(2,675)
                                                                     =========================

Identifiable Assets:
       Rugged Systems                                                    $23,693      $19,828
       System Integration                                                  3,592        4,539
                                                                     -------------------------
                     Subtotal                                             27,285       24,367
       Corporate and other                                                 5,300        7,992
                                                                     -------------------------
                     Total                                               $32,585      $32,359
                                                                     =========================

                     NAI Technologies, Inc. and Subsidiaries
                         Information by industry segment


                                                                     As of or Nine Months Ended
                                                                     -------------------------
                                                                       Sep 26,      Sep 27,
                                                                        1998         1997
                                                                     -------------------------
Sales to unaffiliated customers:
       Rugged Systems                                                    $27,864      $23,799
       System Integration                                                  6,880       12,859
                                                                     -------------------------
                     Total                                               $34,744      $36,658
                                                                     =========================

Intersegment sales:
       Rugged Systems                                                    $   272      $   456
       System Integration                                                    651          108
                                                                     -------------------------
                     Total                                               $   923      $   564
                                                                     =========================

Total sales
       Rugged Systems                                                    $28,136      $24,255
       System Integration                                                  7,531       12,967
       Eliminations                                                         (923)        (564)
                                                                     -------------------------
                     Total                                               $34,744      $36,658
                                                                     =========================

Operating Earnings (loss):
       Rugged Systems                                                    $ 2,826      $  (786)
       System Integration                                                    614        2,072
                                                                     -------------------------
                     Subtotal                                              3,440        1,286
       Corporate expenses & other                                         (1,586)      (1,266)
                                                                     -------------------------
                     Total operating earnings                              1,854           20
       Net interest expense & other                                       (1,303)      (1,362)
                                                                     -------------------------
                     Earnings (loss) before income taxes from
                     continuing operations                               $  551       $(1,342)
                                                                     =========================

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

        On August 26, 1998 NAI entered into a definitive merger agreement (the "Merger Agreement") with DRS Technologies, Inc. for a wholly owned subsidiary of DRS to merge with and into NAI (the "Merger").

        Under the terms, NAI shareholders will receive 0.23 of a share of DRS common stock for each outstanding share of NAI common stock held, subject to adjustment if the average daily closing stock price of DRS Common Stock is less than $12 over a 60-trading day period ending two days prior to the closing date. In such event, NAI shareholders will receive 0.25 of a share of DRS common stock for each share of NAI common stock. All of the Company's unexercised stock options and warrants outstanding at the time of the merger will be assumed by DRS with the number of DRS shares issued on exercise based on the same exchange ratio as the common stock. The average daily closing price of DRS Common Stock for the 60-day trading period ending October 30, 1998 was $9.24.

        The closing of the Merger is subject to certain conditions, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, an effective registration statement to be filed with the U.S. Securities and Exchange Commission, approval by the respective shareholders of NAI and DRS, the sale of NAI's subsidiary, Wilcom, Inc.(Wilcom), the conversion of at least 90% of the outstanding principal amount of NAI's 12% Convertible Subordinated Promissory Notes into shares of common stock and certain other conditions. The Merger Agreement provides for the payment of a termination fee by NAI in the amount of $1.5 million in the event that NAI enters into a definitive agreement with a third party to acquire NAI.



        On July 7, 1998 the NAI Board of Directors passed a resolution to discontinue the operations comprising its telecommunications segment which consists of one subsidiary, Wilcom, Inc. On September 21, 1998 NAI entered into a stock purchase agreement with a Corporation (the "Wilcom Purchasers") controlled by a director, Charles S. Holmes, which provides for the sale of the outstanding stock of Wilcom to the Wilcom Purchasers contemporaneously with the Merger. The Wilcom Purchasers will pay $150,000 plus tender 1,700,000 NAI warrants with an exercise price of $2.50 per share and 300,000 NAI warrants with an exercise price of $3.00 per share. The operating results for Wilcom are accounted for as discontinued operations, and accordingly, its operations are segregated in the accompanying financial statements. Net sales, operating costs and expenses for all prior reporting periods have been reclassified for amounts associated with Wilcom. The second quarter 1998 results included a provision of $2,692,000 which was the estimated loss on disposal including an estimate of future operating losses to be incurred prior to the actual disposal of Wilcom of $192,000. There has been no change in the above estimates as October 31, 1998.



Third Quarter 1998 Compared with Third Quarter 1997
---------------------------------------------------

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the third quarter of 1998 were $10.0 million, a 15% decrease when compared with $11.8 million for the same period in 1997.

The following chart provides the sales breakdown by subsidiary:


In thousands of dollars                                1998     1997   % Change
-------------------------------------------------------------------------------
Rugged Systems Segment
         Codar Technology, Inc.                       $3,832  $ 2,743    40%
         Lynwood Rugged Systems Ltd.                   5,069    4,525    12%
         Inter-company                                   (91)     (32)
                                                     --------------------------
           Total Rugged Systems Segment                8,810    7,236    22%

Systems Integration Segment
         NAI Systems Division                          1,217    4,595   (74%)
         Inter-company                                    (6)      -
                                                     --------------------------
           Total Systems Integration Segment           1,211    4,595   (74%)

TOTAL                                                $10,021  $11,831   (15%)
                                                    ===========================

Sales in the Rugged Systems Segment (net of intercompany eliminations) increased 22% to $8.8 million from $7.2 million for the same period in 1997. The increased sales were attributable to a 12% sales increase at Lynwood and a 40% sales increase at Codar.

The sales increase at Lynwood was attributable to strong bookings and increased export sales from the United Kingdom. Codar's sales increase was attributable to higher sales on the CHS II contract in the third quarter of 1998 as compared to the third quarter of 1997. The CHS II contract is an IDIQ (indefinite delivery indefinite quantity) and revenue will vary in each quarter.

Sales in the Systems Integration Segment (net of intercompany eliminations) decreased 74% to $1.2 million from 4.6 million for the same period in 1997. The decrease in sales at the Systems division is attributable to a delay in anticipated orders from the National Security Agency. The delay in orders is believed to be due to changes in the Agency's fiscal 1998 budget as a result of priority modifications by the Agency. Although delayed, the Company believes the anticipated orders will be forthcoming now that the U.S. Government fiscal 1999 Budget is approved. However, there can be no assurance that such orders will be received.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military and export business operations. However, the Company still expects approximately 35% of 1998 sales to be directly to the U.S. military or through prime contractors to the U.S. military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of the cancellation of a single specific program. However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

The gross margin percentage for the third quarter 1998 was 24.3%, as compared with 1.0% in the comparable quarter of 1997. The following chart provides the gross margin percentage by subsidiary.

                                               1998            1997
------------------------------------------------------------------------
Codar Technology, Inc.                         23.6%          (75.9)%
NAI Systems Division                           10.8%            18.4%
Lynwood Rugged Systems Ltd.                    27.6%            29.8%

The improved margins at Codar are attributable to continued cost reduction efforts at the Company, an ongoing emphasis to compete for higher margin work and better cost absorption of fixed costs as a result of the increased sales. Codar's 1997 margin was adversely impacted by a $3.0 million charge substantially related to an inventory write-down which resulted from lower than expected sales along with the final withdrawal from electronic printer products and the addition of certain more advanced Codar products on the CHS II program.

The lower gross margin percentage at NAI Systems Division is primarily attributable to decreased shipping volumes and consequent under absorption of fixed overhead expenses. Lynwood's margins were lower due to a less favorable product mix and higher engineering expenditures in cost of sales due to the change in mix between developmental and mature product contract awards.

Selling expense for the third quarter of 1998 was $0.9 million as compared to
0.7 million in the same period in 1997. This increase is attributable to higher selling expense at Lynwood, due to higher sales volumes.

General and administrative expense for the third quarter of 1998 was 1.2 million as compared to 1.3 million in 1997. Included in the 1998 general and administrative expense is approximately $0.3 million related to merger expenses associated with the proposed DRS transaction described earlier in this document.

Company-sponsored research and development expenditures for the third quarter of 1997 and 1998 were relatively unchanged at $0.2 million for both periods. The company expects that internal research and development expenditures will remain relatively constant for the remainder of 1998.

For the third quarter of 1998, the Company reported operating income of $0.04 million as compared with an operating loss of $2.2 million for the same period in 1997.

Interest expense and amortization of deferred debt costs, net of interest income, was $0.4 million for the third quarters of 1998 and 1997.

For the third quarter 1998, the Company accrued an income tax expense of $0.14 million as compared with an income tax expense of $0.13 million in 1997. The entire tax expense for both periods pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the future tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized.

For the third quarter of 1998 the Company recorded a loss from continuing operations of $0.5 million as compared with a loss from continuing operations of $2.8 million in the third quarter of 1997. The loss from discontinued operations were $0.0 million and $0.6 million in the third quarter 1998 and 1997 respectfully. Net loss for the third quarter was $0.5 million as compared to a net loss of $3.4 million in the third quarter of 1997. The basic loss per share from continuing operations was $(0.06) per share as compared with a loss of $(0.31) per share for the same period in 1997, based on a weighted average of
9.2 million and 9.1 million shares outstanding, respectively. The basic loss per share from discontinued operations was $0.00 per share as compared with $(0.07) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. The basic loss per share was $(0.06) per share as compared with $(0.37) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. The diluted loss per share from continuing operations was $(0.06) per share as compared with a loss of $(0.31) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. The diluted loss per share from discontinued operations was $0.00 per share as compared with $(0.07) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. The diluted loss per share was $(0.06) per share as compared with $(0.37) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively.

Nine months 1998 Compared with Nine months 1997

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the nine months of 1998 were $34.7 million, a 5% decrease when compared with $36.7 million for the same period in 1997.

The following chart provides the sales breakdown by subsidiary:

In thousands of dollars                                1998     1997   % Change
-------------------------------------------------------------------------------
Rugged Systems Segment
         Codar Technology, Inc.                      $11,875  $10,977        8%
         Lynwood Rugged Systems Ltd.                  16,261   13,278       22%
         Inter-company                                  (272)    (456)
                                                    ----------------------------
           Total Rugged Systems Segment               27,864   23,799       17%

Systems Integration Segment
         NAI Systems Division                          7,531   12,967      (42%)
         Inter-company                                  (651)    (108)
                                                    ----------------------------
           Total Systems Integration Segment           6,880   12,859      (46%)

  TOTAL                                              $34,744  $36,658       (5%)
                                                    ============================

Sales in the Rugged Systems Segment (net of intercompany eliminations) increased 17% to $27.9 million from $23.8 million for the same period in 1997. The increased sales were attributable to a 22% sales increase at Lynwood and a 8% sales increase at Codar.

The sales increase at Lynwood was attributable to strong bookings and increased export sales from the United Kingdom. Codar's sales increase was attributable to higher sales on the CHS II contract in the first nine months of 1998 as compared to the first nine months of 1997. The CHS II contract is an IDIQ (indefinite delivery indefinite quantity) and revenue will vary in each quarter.


Sales in the Systems Integration Segment (net of intercompany eliminations) decreased 46% to $6.9 million from 12.9 million for the same period in 1997. The decrease in sales at the Systems division is attributable to a delay in anticipated orders from the National Security Agency. The delay in orders is believed to be due to changes in the Agency's fiscal 1998 budget as a result of priority modifications by the Agency. Although delayed, the Company believes the anticipated orders will be forthcoming now that the U.S. Government fiscal 1999 budget is approved. However, there can be no assurance that such orders will be received.

In recent years the Company has reduced its dependency on the United States defense budget by expanding its non-military and export business operations. However, the Company still expects approximately 35% of 1998 sales to be directly to the U.S. military or through prime contractors to the U.S. military. The Company is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. The Company's products are utilized on many different U.S. Government programs, which reduces the adverse impact of the cancellation of a single specific program.

However, changes in future U.S. defense spending levels could impact the Company's future sales volume.

The gross margin percentage for the nine months 1998 was 24.4%, as compared with 18.2% in the comparable quarter of 1997. The following chart provides the gross margin percentage by subsidiary.


                                        1998               1997
-------------------------------------------------------------------
Codar Technology, Inc.                  19.9%             (8.6%)
NAI Systems Division                    23.0%             24.8%
Lynwood Rugged Systems Ltd.             26.9%             33.3%


The improved margins at Codar are attributable to better cost absorption associated with the higher sales, continued cost reduction efforts at the Company, as well as an emphasis to compete for higher margin work. Codar's 1997 margin was adversely impacted by a $3.0 million charge substantially related to an inventory write-down which resulted from lower than expected sales along with the final withdrawal from electronic printer products and the addition of certain more advanced Codar products on the CHS II program.

The lower gross margin percentage at NAI Systems Division is primarily attributable to decreased shipping volumes and the consequent under absorption of fixed overhead expenses. Lynwood's margins were lower due to an unfavorable product mix and higher engineering expenditures associated with recent new contract awards. Margins at Lynwood should improve as these contracts evolve into mature production work.

Selling expense for the nine months of 1998 was $2.4 million as compared to 2.3 million for the same period in 1997.

General and administrative expenses for the nine months 1998 were $3.4 million as compared to $3.2 million in the same period in 1997. This increase is primarily attributable to merger related expenses of $0.47 million associated with the proposed DRS transaction described earlier in this document.


Company-sponsored research and development expenditures for the nine months of 1998 were $0.4 million as compared with $0.7 million for the same period in 1997, which represents a decrease of 44%. The decrease is attributable to a change in the mix between Company-sponsored research and development and customer funded engineering.

For the nine months of 1998, the Company reported operating income of $1.9 million as compared with operating income of $0.02 million for the same period in 1997.

Interest expense and amortization of deferred debt costs, net of interest income, was $1.3 million and $1.4 million for the nine months of 1998 and nine months of 1997, respectfully.

For the nine months of 1998 and 1997, the Company recorded income tax expense of $0.5 million. The entire tax expense in both periods pertains to the Company's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K. and, while the Company has a U.S. net operating loss carry-forward, it is required to pay taxes in the U.K. The Company is unable to recognize the future tax benefit associated with its U.S. operating loss carry-forwards due to uncertainties as to whether or not a future benefit will be realized.

For the nine months of 1998 the Company recorded earnings from continuing operations of $0.04 million as compared with a loss from continuing operations of $1.8 million in the nine months of 1997. Loss from discontinued operations were $2.9 million in the nine months 1998 as compared with a loss from discontinued operations of $0.7 million in the nine months of 1997. Net loss for the nine months of 1998 was $2.9 million as compared to a net loss of $2.5 million in the nine months of 1997. Basic earnings per share from continuing operations was $0.00 per share as compared with a loss from continuing operations of $(0.20) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. The basic loss per share from discontinued operations was $(0.32) per share as compared with $(0.08) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. The basic loss per share was $(0.32) per share as compared with a loss of $(0.28) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. Diluted earnings per share from continuing operations was $0.00 per share as compared with a loss from continuing operations of $(0.20) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. The diluted loss per share from discontinued operations was $(0.32) per share as compared with $(0.08) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively. The diluted loss per share was $(0.32) per share as compared with a loss of $(0.28) per share for the same period in 1997, based on a weighted average of 9.2 million and 9.1 million shares outstanding, respectively.

Liquidity and Capital Resources


Cash and cash equivalents totaled $2.0 million at September 26, 1998, as compared to $0.6 million at December 31, 1997. Cash provided by operating activities amounted to $0.9 million in the first nine months of 1998, as compared to $0.8 million in the comparable period of 1997. During the first nine months, accounts receivable decreased by $0.1 million, inventory decreased by $0.7 million, and accounts payable and other accrued expenses decreased by $1.0 from December 31, 1997 respectfully.

During the nine months ended September 26, 1998, the Company had borrowings of long term debt and notes payable of $3.4 million, and had payments of long term debt and notes payable of $2.9 million. Net borrowings of $0.5 million were used for working capital purposes. Borrowings were required because the Company recognized a significant amount of revenue in the last three weeks of each quarter, which caused its cash disbursements to exceed cash receipts at various times during the reporting period. The Company is trying to plan its shipments to minimize its need to borrow but is sometimes unable to do so due to specific customer requirements.

At September 26, 1998 the Company's outstanding borrowing under its secured revolving credit agreement was $6.5 million. The Company will be required to repay $750 thousand on December 31, 1998. The remaining amount outstanding is due and payable on January 15, 1999. The Merger agreement provides for the repayment of this outstanding balance at the consecration of the Merger. If the merger does not occur The Company intends to refinance all or a substantial portion of the amount due and payable, either through borrowings or other capital sources and pursue all available options in order that it meet its obligations. As of September 26, 1998 the Company was in violation of certain of its debt covenants and has received waivers from its banks as well as a waiver to defer until maturity a principal payment of $750 thousand which was otherwise due on September 30, 1998.

Inflation

The Company's financial statements are prepared in accordance with historical accounting systems, and therefore do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

Year 2000

The Company's Year 2000 Project (the "Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000.

The Project is divided into three major sections: IT Systems, (Infrastructure and Applications Software are sometimes collectively referred to as "IT Systems"), External Agents (third-party suppliers and customers), and Product Issues (Year 2000 issues inherent in products sold by the Company).


The IT Systems section consists of hardware and systems software. This section is on schedule, and the Company estimates that approximately 95 percent of the activities related to the section had been completed at September 26, 1998. All IT Systems activities are expected to be completed by December 31, 1998.

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have not yet been initiated but will commence before December 31, 1998 and should be completed by mid-1999. These evaluations will be followed by the development of contingency plans, if considered necessary.

The Product Issues section includes the process of identifying any products sold by the Company which may not be year 2000 compliant, determining a corrective course of action and disseminating relevant information to customers. Detailed evaluations have recently begun, are approximately 15% complete and scheduled for completion by mid-1999.

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem. The Company believes that, with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of NAI Technologies, Inc. and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, changes in government purchasing policies and budget constraints, competition, the continuity of booking trends, the absence of supply interruptions, new products' market acceptance and warranty performance.

                           PART II. OTHER INFORMATION


Item 5.  Other Information

               On August 26, 1998 NAI entered into a definitive merger agreement (the "Merger Agreement") with DRS Technologies, Inc. for a wholly owned subsidiary of DRS to merge with and into NAI (the "Merger").

               Under the terms, NAI shareholders will receive 0.23 of a share of DRS common stock for each outstanding share of NAI common stock held, subject to adjustment if the average daily closing stock price of DRS Common Stock is less than $12 over a 60-trading day period ending two days prior to the closing date. In such event, NAI shareholders will receive 0.25 of a share of DRS common stock for each share of NAI common stock. All of the Company's unexercised stock options and warrants outstanding at the time of the merger will be assumed by DRS with the number of DRS shares issued on exercise based on the same exchange ratio as the common stock. The average daily closing price of DRS Common Stock for the 60-day trading period ending October 30, 1998 was $9.24.

               The closing of the Merger is subject to certain conditions, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, an effective registration statement to be filed with the U.S. Securities and Exchange Commission, approval by the respective shareholders of NAI and DRS, the sale of NAI's subsidiary, Wilcom, Inc. (Wilcom), the conversion of at least 90% of the outstanding principal amount of NAI's 12% Convertible Subordinated Promissory Notes into shares of common stock and certain other conditions. The Merger Agreement provides for the payment of a termination fee by NAI in the amount of $1.5 million in the event that NAI enters into a definitive agreement with a third party to acquire NAI.

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



                                     NAI TECHNOLOGIES, INC.
                                         (Registrant)


DATE November 10, 1998               By: \s\ Richard A. Schneider
     --------------------------      ---------------------------------------
                                        Richard A. Schneider
                                        Executive Vice President
                                        (On behalf of the registrant and as
                                        Principal Financial Officer)