Form 10-Q/A
period 1998-09-26
NAI TECHNOLOGIES INC
filed 1999-01-19
CIK 72575

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                         FORM 10-Q/A1

                                      AMENDMENT NO. 1 TO


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                        ----------------    -------------


                          Commission File Number 0-3704


                             NAI TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


            New York                                  11-1798773
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

282 New York Avenue, Huntington, New York               11743
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


As of January 18, 1999, 9,192,067 shares of NAI Technologies, Inc.'s $.10 par value Common Stock were outstanding.

                              EXPLANATORY STATEMENT


     This Form 10-Q/A1 is being filed by NAI Technologies, Inc., a New York corporation ("NAI" or the "Company"), as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1998 to (a) change the reference to "9,164" of Average shares outstanding--Diluted EPS of the Consolidated Statements of Operations--Nine months ended September 26, 1998 to "9,162" and (b) to make certain amendments to Part I, Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations thereof.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations is deleted in its entirety and replaced with the following:

     "On July 7, 1998, the NAI board passed a resolution to discontinue the operations comprising NAI's Telecommunications segment, which consists of one wholly-owned subsidiary, Wilcom, Inc. It is anticipated that all of the issued and outstanding shares of Wilcom, Inc. will be sold to Wilcom Acquisition Corp. pursuant to the Wilcom stock purchase agreement. The operating results for Wilcom, Inc. are accounted for as discontinued operations. Accordingly, its operations are segregated in the accompanying financial statements. The financial statements for all prior reporting periods and all figures in the NAI's management's discussion and analysis of financial conditions and results of operations have been reclassified for amounts associated with Wilcom, Inc. The second quarter 1998 results include a provision of $2,692,000 which is the estimated loss on disposal including an estimate of future losses to be incurred prior to the actual disposal of Wilcom, Inc. of $192,000. The disposition of Wilcom, Inc. will proceed whether or not the merger with DRS is consummated. Wilcom Acquisition Corp. is a Delaware corporation in which Charles S. Holmes and Dennis McCarthy, two current directors of NAI, own all the outstanding capital stock; Mr. Holmes is the majority stockholder of Wilcom Acquisition Corp. Wilcom Acquisition Corp. will purchase Wilcom, Inc. for a purchase price of (1) $150,000 and (2) Mr. Holmes' surrender of (a) 300,000 warrants to purchase shares of NAI common stock at an exercise price of $3.00 per share and
(b) 1,700,000 NAI warrants with an exercise price of $2.50 per share held by Mr. Holmes.

     Nine Months 1998 Compared with Nine Months 1997

     The nature of NAI's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the nine months of 1998 were $34.7 million, a 5% decrease when compared with $36.7 million for the same period in 1997.

     The following chart provides the sales breakdown by subsidiary:


     In Thousands of Dollars                       1998         1997        % Change
     -----------------------                    ----------   ---------      --------
     RUGGED SYSTEMS SEGMENT
       Codar Technology, Inc.                     $ 11,875    $ 10,977            8%
       Lynwood Rugged Systems Limited               16,261      13,278           22%
       Inter-company                                  (272)       (456)          --
                                                  --------    --------
     Total Rugged Systems Segment                   27,864      23,799          17%

     SYSTEMS INTEGRATION SEGMENT
       NAI Systems Division                          7,531      12,967          (42)%
       Inter-company                                  (651)       (108)          --
                                                  --------    --------

     Total Systems Integration Segment               6,880      12,859          (46)%
                                                  --------    --------

     Total                                        $ 34,744    $ 36,658           (5)%
                                                  --------    --------
                                                  --------    --------

     Sales in the Rugged Systems segment (net of intercompany eliminations) increased 17% to $27.9 million from $23.8 million for the same period in 1997. The increased sales were attributable to a 22% sales increase at Lynwood and a 8% sales increase at Codar.

     The sales increase at Lynwood was attributable to strong bookings and increased export sales from the United Kingdom. New orders for the first nine months of 1998 were more than double the comparable figure in 1997. Lynwood attributes its strong booking performance to:

     establishment of a high profile in the major European markets of France, Germany, Italy, Spain, Norway and Sweden and the high degree of collaboration now taking place between the major defense companies in these countries and the UK defense base;

     an increased focus within the United Kingdom to take advantage of Lynwood's rugged COTS capabilities by targeting a number of vertical product areas such as "embedded avionics computers," "combat system consoles" and "battle management systems"; and

     increased emphasis on opportunities in the Far East to take advantage of Lynwood's ability to satisfy contractual off-set requirements now that it has established a manufacturing presence in Australia.

Codar's sales increase was attributable to higher sales on the CHS II contract in the first nine months of 1998 as compared to the first nine months of 1997. The CHS II contract is an IDIQ (indefinite delivery indefinite quantity) and revenue will vary in each quarter.

     Sales in the Systems Integration segment (net of intercompany eliminations) decreased 46% to $6.9 million from $12.9 million for the same period in 1997. The decrease in sales at the Systems division is attributable to a delay in anticipated orders from the National Security Agency. The delay in orders is believed to be due to changes in the Agency's fiscal 1998 budget as a result of priority modifications by the Agency. The National Security Agency is the major customer (in excess of 90% of segment sales) of the Systems Integration segment. If it were to stop awarding business to this segment, the impact on profitability would be significant both to the segment and NAI and most likely would result in a significant reduction in size in the NAI Systems Division. Because the Agency's work is custom work, no inventory is procured in advance of receipt of contract awards. Therefore, a significant decline in future agency orders would not necessitate any inventory adjustments. As of December 9, 1998, only $1,146,000 of the $11,000,000 in orders that were expected to be placed in the near term have been booked. It is believed that some additional delays in placing the orders have resulted from the fact that several agencies are waiting for authorization to make 1999 expenditures. Although delayed, NAI believes the anticipated orders will be forthcoming now that the U.S. government fiscal 1999 budget is approved. However, there can be no assurance that such orders will be received.

     In recent years NAI has reduced its dependency on the United States defense budget by expanding its non-military and export business operations. However, NAI still expects approximately 35% of 1998 sales to be directly to the U.S. military or through prime contractors to the U.S. military. NAI is not aware of any programs in which it participates that are specifically targeted for a termination or curtailment. NAI's products are utilized in many different U.S. government programs, which reduces the adverse impact of the cancellation of a single specific program. However, changes in future U.S. defense spending levels could impact NAI's future sales volume.

     The gross margin percentage for the nine months of 1998 was 24.4%, as compared with 18.2% in the comparable period of 1997. The following chart provides the gross margin percentage by subsidiary.

                                        1998        1997
                                        -----      ------
Codar Technology, Inc.                  19.9%       (8.6)%
NAI Systems Division                    23.0%       24.8%
Lynwood Rugged Systems Limited          26.9%       33.3%

     The improved margins at Codar are attributable to better cost absorption associated with higher sales, continued cost reduction efforts, as well as an emphasis on competing for higher margin work. Codar's 1997 margin was adversely impacted by a $3.0 million charge substantially related to an inventory write-down which resulted from lower than expected sales along with the final withdrawal from electronic printer products and the addition of certain more advanced Codar products on the CHS II program.

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

     Selling expense for the nine months of 1998 was $2.4 million as compared to $2.3 million for the same period in 1997.

     General and administrative expenses for the nine months of 1998 were $3.4 million as compared to $3.2 million in the same period in 1997. This increase is primarily attributable to merger related expenses of $0.47 million.

     NAI-sponsored research and development expenditures for the nine months of 1998 were $0.4 million as compared with $0.7 million for the same period in 1997, which represents a decrease of 44%. The decrease is attributable to a change in the mix between NAI-sponsored research and development and customer funded engineering.

     For the nine months of 1998, NAI reported operating income of $1.9 million as compared with operating income of $0.02 million for the same period in 1997.

     Interest expense and amortization of deferred debt costs, net of interest income, was $1.3 million and $1.4 million for the nine months of 1998 and the nine months of 1997, respectively.

     For the nine months of 1998 and 1997, NAI recorded income tax expense of $0.5 million. The entire tax expense in both periods pertains to NAI's Lynwood subsidiary located in the U.K. The apparent high effective tax rate is due to the profitability of the NAI foreign operations in the U.K which are accruing tax expense while the U.S. domestic operations are incurring losses for which no tax benefit is being recognized in accordance with applicable accounting rules. For this reason, NAI is accruing tax expense even though the consolidated operations are showing a pre-tax loss. The figures for the nine months ended September 26, 1998 are as follows:


                                 Taxable Income*   Tax Expense   Effective Rate
                                 ---------------   -----------   ---------------
     Domestic                      ($1,114,000)      $ -0-

     Foreign                        $1,665,000       $514,000           31%
                                    ==========       ========
                                      $551,000       $514,000           93%
                                    ==========       ========

    *Before loss from discontinued operations

     1997 Compared With 1996

     The nature of NAI's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales in 1997 were $47.8 million, a 22% decline when compared with $61.1 million for the same period in 1996.

     The following chart provides the sales breakdown by segment and subsidiary for 1997 and 1996.

     In thousands of dollars                       1997         1996          % Change
     --------------------------                  --------     --------        ---------
     RUGGED SYSTEMS SEGMENT
      Codar Technology, Inc.                     $ 14,579     $ 32,727          (55)%
      Lynwood Rugged Systems Limited               16,845       14,621           15%
      Inter-company                                  (520)        (434)          --
                                                ---------    ---------         -----
       Total Rugged Systems Segment                30,904       46,914          (34)%

     SYSTEMS INTEGRATION SEGMENT
      NAI Systems Division                         17,217       14,330           20%
      Inter-company                                  (363)        (113)          --
                                                ---------    ---------         -----
       Total Systems Integration Segment           16,854       14,217           19%
                                                ---------    ---------         -----
        Total                                    $ 47,758     $ 61,131          (22)%
                                                =========    =========         =====

     Sales in the Rugged Systems segment (net of intercompany eliminations) declined 34% to $30.9 million from $46.9 million in 1996. A 15% increase in shipments at Lynwood was more than offset by a 55% revenue decline at Codar.

     The sales decline at Codar is attributable to several factors, most notably a decline in booking additional orders for the CHS 2 product line and rugged work station products. Codar had reduced its ongoing operating expenses throughout 1997 in order to mitigate the potential adverse impact of continuing lower sales. Although Codar believes the bookings decline to be temporary, Codar will continue to report less than optimum financial results until the bookings rate increases. Codar does not anticipate reaching the sales level achieved in 1996 for several years. The 1996 sales level was favorably impacted by delays in shipments from prior years.

     The sales increase at Lynwood is attributable to increased exports to foreign markets, particularly in Australia and Scandinavia.

     Sales in the Systems Integration segment (net of intercompany eliminations) increased 19% to $16.9 million from $14.2 million in 1996. Systems Division reported its third consecutive year to year sales increase. In 1997 the Systems Division was awarded several IDIQ (indefinite delivery indefinite quantity) contracts that have the potential to provide significant business to NAI in 1998 and thereafter. However, the nature of IDIQ contracts is such that there can be no assurance of future business.

     In recent years NAI has reduced its dependency on the United States defense budget by expanding its non-military business operations. However, NAI still expects approximately 25% of 1998 sales to be directly to the U.S. military or through prime contractors to the U.S. military compared to 27% in 1997. NAI is not aware of any programs in which it participates that are specifically targeted for termination or curtailment. NAI's products are utilized on many different U.S. government programs, which reduces the adverse impact of cancellation of any single specific program. However, changes in future U.S. defense spending levels could impact NAI's future sales volume.

     The gross margin percentage for 1997 was 19.7%, as compared to 21.0% for 1996. The following chart provides the gross margin percentage by subsidiary.



                                                        1997             1996
                                                        ----             ----
Codar Technology, Inc. ........................         (1.1)%           14.4%
Lynwood Rugged Systems Limited ................         33.4%            34.0%
NAI Systems Division ..........................         23.0%            20.9%


     Codar's gross margin was adversely impacted by a $2.0 million charge related to an inventory write-down that was necessitated by lower than expected revenues at Codar, the final withdrawal from electronic printer products and the anticipated decline in sales of certain of Codar's products on the CHS II program due to the replacement of those products with new more advanced Codar products.

     Systems Division's gross margins improved in 1997 because NAI received favorable pricing on certain key components that were purchased during the year. It is not likely that the favorable pricing will occur in 1998, and therefore, the gross margin percentage in 1998 is expected to be somewhat lower than the level achieved in 1997.

     Wilcom, Inc.'s gross margins declined as a result of low shipping volumes and thus poor absorption of fixed overhead costs. It is unlikely that Wilcom, Inc. will return to pre-1997 gross margin levels due to the fact that line treatment revenues are not expected to reach previous levels.

     Selling expense for 1997 was $3.1 million, as compared to $3.4 million for the same period in 1996. The 7% decrease was mostly attributable to the decline in sales.

     General and administrative expenses for 1997 were $4.1 million as compared to $4.8 million in 1996. The decline is the result of NAI's intention to reduce its expenses to an amount more commensurate with its current revenue level.

     NAI-sponsored research and development expenditures for 1997 were $0.9 million, as compared to $1.0 million for 1996.

     NAI reported operating earnings from continuing operations of $0.7 million in 1997, as compared to operating earnings from continuing operations of $4.6 million in 1996. 1996 operating earnings from continuing operations were favorably impacted by the recognition of a gain of approximately $1.5 million from the sale of Codar's Systems Integration Division to Tracor Aerospace Inc. in June 1996. Operating earnings for 1997 were adversely impacted by a $3.0 million charge substantially related to an inventory write-down at Codar.

     Interest expense and amortization of deferred debt costs, net of interest income, was $1.8 million in 1997, as compared to $2.5 million in 1996. The decrease is attributable to lower borrowings, as well as a rate reduction.

     The income tax expense pertains to NAI's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K., and, while NAI has a U.S. net operating loss carry-forward, Lynwood is required to pay income taxes in the U.K. NAI is unable to recognize the full tax benefit associated with its U.S. net operating loss carry-forward due to uncertainties as to whether or not a future benefit will be realized. When NAI returns to sustained profitability, the benefits of such a tax loss carry-forward will be recognized.

1996 Compared With 1995

     The following chart provides the sales breakdown by segment and subsidiary for 1996 and 1995.


     In thousands of dollars                        1996         1995       % Change
     -----------------------                        ----         ----       --------
     RUGGED SYSTEMS SEGMENT
      Codar Technology, Inc. ..................   $ 32,727     $ 27,553           19%
      Lynwood Rugged Systems Limited ..........     14,621       11,587           26%
      Inter-company ...........................       (434)        (249)          --
                                                  --------     --------         ----
       Total Rugged Systems Segment ...........     46,914       38,891           21%

     SYSTEMS INTEGRATION SEGMENT
      NAI Systems Division ....................     14,330       13,504            6%
      Inter-company ...........................       (113)        (582)          --
                                                  --------     --------         ----
       Total Systems Integration Segment ......     14,217       12,922           10%
                                                  --------     --------         ----
        Total .................................   $ 61,131     $ 51,813           18%
                                                  ========     ========         ====


     Sales in the Rugged Systems segment (net of intercompany eliminations) increased 21% to $46.9 million from $38.9 million in 1995. Each of the NAI subsidiaries recorded sales increases in 1996, as compared to 1995. Codar's 1995 revenues were adversely impacted by production problems on certain contracts. The increased sales at Lynwood is representative of the increased level of business at this subsidiary.

     Sales in the Systems Integration segment (net of intercompany eliminations) increased 10% to $14.2 million from $12.9 million in 1995.

     In recent years NAI has moved toward reducing its dependency on the United States defense budget by expanding its non-military business operations.

     The gross margin percentage for 1996 was 21.0%, as compared to 5.8% for 1995. The following chart provides the gross margin percentage by subsidiary.


                                                         1996            1995
                                                         ----            ----
Codar Technology, Inc. ........................          14.4%           (5.8)%
Lynwood Rugged Systems Limited ................          34.0%           32.9%
NAI Systems Division ..........................          20.9%           17.4%



     The margin improvement at Codar is attributable to increased shipping volumes and cost reduction efforts initiated in late 1995 and early 1996. Codar's operating performance in both years was adversely impacted by several large contracts for which the gross margins were zero or negative. These contracts were substantially completed during the third quarter of 1996. Codar's 1995 gross margins were adversely impacted by the recording of a $1,400,000 provision attributable to cost growth on certain long-term contracts due to engineering design changes, greater than anticipated labor and material costs and under-absorbed overhead and a $1,100,000 provision for inventory obsolescence. The recording of a $900,000 provision for inventory obsolescence adversely impacted Systems Division's 1995 gross margin.

     Selling expense for 1996 was $3.4 million, as compared to $3.8 million for the same period in 1995. The 12% decrease was realized, despite an increase in sales of 18%, due to NAI's efforts to reduce operating expenses.

     General and administrative expenses for 1996 were $4.8 million, as compared to $5.9 million in 1995. Decreased corporate office expense, as well as cost cutting moves taken in the fourth quarter of 1995, account for the decline.

     NAI-sponsored research and development expenditures were $1.0 million for each of 1996 and 1995.

     NAI had operating earnings from continuing operations of $4.6 million in 1996, as compared to an operating loss from continuing operations of $8.1 million in 1995. 1996 operating earnings were favorably impacted by the recognition of a gain of approximately $1.5 million from the sale of the Systems Integration Division to Tracor Aerospace Inc. in June 1996.

     Interest expense and amortization of deferred debt costs, net of interest income, was $2.5 million in 1996 as compared with $2.4 million in 1995.

     The entire tax expense pertains to NAI's Lynwood subsidiary located in the U.K. Lynwood's earnings are taxed in the U.K., and, while NAI has a U.S. net operating loss carry-forward, Lynwood is required to pay taxes in the U.K. NAI is unable to recognize the full tax benefit associated with its U.S. net operating loss carry-forward due to uncertainties as to whether or not a future benefit will be realized. When NAI returns to sustained profitability, the benefits of such a tax loss carry-forward will be recognized.

     Liquidity and Capital Resources

     Cash and cash equivalents totaled $2.0 million at September 26, 1998, as compared to $0.6 million at December 31, 1997. Cash provided by operating activities amounted to $0.9 million in the first nine months of 1998, as compared to $0.8 million in the comparable period of 1997. During the first nine months, accounts receivable decreased by $0.1 million, inventory decreased by $0.7 million, and accounts payable and other accrued expenses decreased by $1.0 million from December 31, 1997, respectively.

     During the nine months ended September 26, 1998, NAI had borrowings of long term debt and notes payable of $3.4 million, and had payments of long term debt and notes payable of $2.9 million. Net borrowings of $0.5 million were used for working capital purposes. From time to time, borrowings are necessary because of the timing differences between payments due to NAI's vendors and the payment of related receipts by NAI's customers. Payments due to vendors tend to precede the payment of related receivables. At various times during the year NAI borrows funds in the first month of each quarter in order to meet its financial obligations to its vendors. This is necessitated because a disproportionate amount of NAI's quarterly shipments take place in the last three weeks of the quarter. Because of this shipment schedule, the first month of the following quarter usually results in low receivable collections and high vendor payments. This is usually reversed as the quarter progresses and the borrowed funds are paid back to the extent possible.

     At September 26, 1998 NAI's outstanding borrowing under NAI's credit agreement was $6.5 million. NAI will be required to repay $750,000 on December 31, 1998. The remaining amount outstanding is due and payable on January 15, 1999.

     As of September 26, 1998 NAI would have been in violation of the consolidated current ratio and consolidated quick ratio debt covenants under its credit agreement had it not received a waiver from its two lending banks. At the same time, NAI also received a waiver to allow it to defer a required principal payment of $750,000 until the maturity of the loan on January 15, 1999. The terms of the waivers provide that NAI must comply with all of the terms of its credit agreement. The waivers also require the Secretary or Executive Vice President of NAI to certify periodically to the lenders that NAI is not in default under the terms of its credit agreement and that NAI's representations and warranties set forth in its credit agreement continue to be true and accurate. The covenant waivers will expire on the fiscal quarter ended December 31, 1998 at which time NAI anticipates that it will once again be in violation of the same two covenants. It is NAI's intention to request a waiver on the two covenants as well as a deferral on the principal requirement of $750,000. If the banks were to refuse to grant such a waiver, NAI would be in default under the terms of its credit agreement, and the entire loan balance currently amounting to $6,500,000 would be due immediately. It is unlikely that NAI would be able to make the payment in this schedule without an alternative financing plan in place.

     No plans are in place to cure the inadequate cash flow situation. NAI's cash flow is a major reason why the NAI board is in favor of the merger. It is the intent of DRS to use a portion of the proceeds from the Mellon credit agreement to pay down the entire outstanding principal and interest amounts under NAI's credit agreement. NAI has had preliminary discussions with its two principal banks regarding the need to refinance the January 1999 balloon payment requirement. However, the banks have not made any commitment regarding the loans. Although the NAI board has discussed the possibility of alternative financing, NAI has not approached any new potential lenders. The NAI board believes that it is difficult to approach potential lenders when the perception is that NAI will be merging with DRS in the near future.

     Inflation

     NAI's financial statements are prepared in accordance with historical accounting systems, and therefore, do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered to be significant.

     Backlog

     The backlog of unfulfilled orders as of December 31, 1997 was $26.4 million, compared to $30.0 million as of December 31, 1996. Approximately 48% of the 1997 year-end backlog is scheduled for delivery over the next twelve months.

     Year 2000

     NAI's Year 2000 Project is proceeding on schedule. NAI's Year 2000 Project is addressing the issue of computer and embedded computer chips being unable to distinguish between the year 1900 and the year 2000.

     NAI's Year 2000 Project is divided into three major sections: (1) IT Systems (infrastructure and applications software); (2) External Agents (third-party suppliers and customers); and (3) Product Issues (Year 2000 issues inherent in products sold by NAI).

     The IT Systems section evaluates hardware and systems software. This section is on schedule, and NAI estimates that approximately 95% of the activities related to this section were completed as of September 26, 1998. All IT Systems activities are expected to be completed by December 31, 1998.

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

     The Product Issues section includes the process of identifying any products sold by NAI which may not be Year 2000 compliant, determining a corrective course of action and disseminating relevant information to customers. Detailed evaluations have recently begun, are approximately 15% complete and scheduled to be completed by mid-1999.

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to NAI's financial position.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect NAI's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, NAI is unable to determine at this time whether the consequences of Year 2000 failure will have a material impact on NAI's results of operations, liquidity or financial condition. NAI's Year 2000 Project is expected to reduce significantly NAI's level of uncertainty about the Year 2000 problem. NAI believes that, with the completion of its Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and/or third-party systems in respect of the Year 2000 issue.

     This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of NAI Technologies, Inc. and involves risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, changes in government purchasing policies and budget constraints, competition, the continuity of booking trends, the absence of supply interruptions, new products' market acceptance and warranty performance."

                               S I G N A T U R E S
                               -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NAI TECHNOLOGIES, INC.
                                        (Registrant)



DATE    January 19, 1999            By: /s/ Richard A. Schneider
        ----------------------          ------------------------------------
                                              Richard A. Schneider
                                            Executive Vice President
                                        (On behalf of the registrant and as
                                           Principal Financial Officer)