Form 10-Q/A
period 1998-09-26
NAI TECHNOLOGIES INC
filed 1999-01-22
CIK 72575

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                         FORM 10-Q/A

                                      AMENDMENT NO. 2 TO


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

                              EXPLANATORY STATEMENT


     This Form 10-Q/A is being filed by NAI Technologies, Inc., a New York corporation ("NAI" or the "Company"), as Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1998 to (a) make certain amendments to Part I, Item 1--Notes to Consolidated Financial Statements thereof, (b) make certain amendments to Part I, Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations thereof, (c) delete the reference to "Exhibit 11--Statement re: Computation of Per Share Earnings" in Part II, Item 6--Exhibits thereof and (d) delete Exhibit 11 thereof.

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements


                                     *  *  *


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     *  *  *


   The foregoing Section is amended to include the following additional information:

Statement re: Computation of Per Share Earnings
-----------------------------------------------

                     NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 (In thousands)

-----------------------------------------------------------------------------------------------------
                                                                             Three Months Ended
                                                                          Sep 26,            Sep 27,
                                                                            1998               1997
-----------------------------------------------------------------------------------------------------
Net Income (loss) from continuing operations                                ($521)           ($3,409)
Average shares of common stock outstanding during the period                9,174              9,133
                                                                     -------------      -------------
Basic Earnings per share                                                   ($0.06)            ($0.37)
                                                                     =============      =============
Net Income (loss)                                                            (521)            (3,409)
Interest on Convertible Debt (Net of Taxes)                                     0                  0
Amortization of OID (Net of Taxes)                                              0                  0
Amortization of Deferred Debt Expense (Net of Taxes)                            0                  0
                                                                     -------------      -------------
Adjusted Net Income                                                          (521)            (3,409)
                                                                     =============      =============
Average shares of common stock outstanding during the period                9,174              9,133
Incremental shares from assumed exercise of stock options, stock
   warrants & employee stock purchase plan                                      0                  0
Dilution from Convertible Debt                                                  0                  0
Total shares used to calculate diluted EPS                                  9,174              9,133
                                                                     -------------      -------------
Diluted earnings per share                                                 ($0.06)            ($0.37)
                                                                     =============      =============


                    NAI TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                                                                                                    NINE MONTHS
                                                                                                       ENDED
                                                                                                 SEP 26,    SEP 27,
                                                                                                  1998       1997
-------------------------------------------------------------------------------------------------------------------

Net Income (loss) from continuing operations                                                      $  37    ($2,529)
Average shares of common stock outstanding during the period                                      9,162      9,079
                                                                                                  -----    -------
Basic Earnings per share                                                                          $0.00    ($ 0.28)
                                                                                                  -----    -------
Net Income (loss)                                                                                    37     (2,529)
Interest on Convertible Debt (Net of Taxes)                                                           0          0
Amortization of OID (Net of Taxes)                                                                    0          0
Amortization of Deferred Debt Expenses (Net of Taxes)                                                 0          0
                                                                                                  -----    -------
Adjusted Net Income                                                                                  37     (2,529)
                                                                                                  =====    =======
Average shares of common stock outstanding during the period                                      9,162      9,079
Incremental shares from assumed exercise of stock options,
  stock warrants & employee stock purchase plan                                                       2          0
Dilution from Convertible Debt                                                                        0          0
Total shares used to calculate diluted EPS                                                        9,164      9,079
                                                                                                  -----    -------
Diluted earnings per share                                                                        $0.00    ($ 0.28)
                                                                                                  =====    =======

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


Third Quarter 1998 Compared with Third Quarter 1997
-----------------------------------------------------

The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the third quarter of 1998 were $10.0 million, a 15% decrease when compared with $11.8 million for the same period in 1997.

The following chart provides the sales breakdown by subsidiary:


In thousands of dollars                                1998     1997   % Change
---------------------------------------------------------------------------------
Rugged Systems Segment
         Codar Technology, Inc.                       $3,832  $ 2,743    40%
         Lynwood Rugged Systems Ltd.                   5,069    4,525    12%
         Inter-company                                   (91)     (32)
                                                     --------------------------
           Total Rugged Systems Segment                8,810    7,236    22%

Systems Integration Segment
         NAI Systems Division                          1,217    4,595   (74%)
         Inter-company                                    (6)      -
                                                     --------------------------
           Total Systems Integration Segment           1,211    4,595   (74%)

TOTAL                                                $10,021  $11,831   (15%)
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


                                               1998            1997
- ------------------------------------------------------------------------
Codar Technology, Inc.                         23.6%          (75.9)%
NAI Systems Division                           10.8%            18.4%
Lynwood Rugged Systems Ltd.                    27.6%            29.8%

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

                               S I G N A T U R E S
                               -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NAI TECHNOLOGIES, INC.
                                        (Registrant)



DATE    January 22, 1999             By: /s/ Richard A. Schneider
        ----------------------          ------------------------------------
                                              Richard A. Schneider
                                            Executive Vice President
                                        (On behalf of the registrant and as
                                           Principal Financial Officer)

 .                                        12